Form 10-Q
period 2010-12-31
Sur Ventures, Inc.
filed 2011-02-14
CIK 1482179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-171141

 Sur Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2292370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Newport Center Drive, Suite 800, Newport Beach, CA 92660
(Address of principal executive offices) (Zip Code)

(888) 532-5522
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of February 11, 2011, there were 3,766,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUR VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2007)
THROUGH DECEMBER 31, 2010

SUR VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	December 31, 2010 (Unaudited)	September 30, 2010
Current assets
Cash	$26,717	$59,317
Accounts receivable	7,500	60,160

Total current assets	34,217	119,477

Property and equipment, net of 1,170 and $985 accumulated depreciation, respectively	2,524	2,709

Total assets	$36,741	$122,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$97,513	$73,804
Deferred service revenue	7,500	-
Loans from stockholder	18,883	96,383

Total current liabilities	123,896	170,187

Stockholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 3,766,500 shares issued and outstanding	3,767	3,767
Additional paid-in capital	45,308	43,808
Deficit accumulated during the development stage	(136,230)	(95,576)

Total stockholders’ deficit	(87,155)	(48,001)

Total liabilities and stockholders’ deficit	$36,741	$122,186

See accompanying notes.

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended December 31, 2010	For the Three Months Ended December 31, 2009	For the Period from Inception (December 4, 2007) through December 31, 2010
Product sales	$-	$-	$72,038
Cost of goods sold	-	-	44,160
Gross profit	-	-	27,878
Service revenues	13,939	-	13,939

Net revenues	13,939	-	41,817

Operating expenses
Officer compensation	6,000	6,000	74,000
General and administrative	47,841	1,874	97,491

Total operating expenses	53,841	7,874	171,491

Net operating loss	(39,902)	(7,874)	(129,674)

Interest expense	(752)	(476)	(6,556)

Loss before income taxes	(40,654)	(8,350)	(136,230)

Provision for income taxes	-	-	-

Net loss	$(40,654)	$(8,350)	$(136,230)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.04)

Weighted average of common shares – basic and diluted	3,766,500	3,531,500	3,480,713

See accompanying notes.

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2007)
THROUGH DECEMBER 31, 2010
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, December 4, 2007	-	$-	$-	$-	$-

Issuance of common stock for services, December 5, 2007	1,000,000	1,000	-	-	1,000

Issuance of common stock for cash, January 15, 2008	2,500,000	2,500	2,500	-	5,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	4,500	-	4,500

Net loss	-	-	-	(28,553)	(28,553)

Balance, September 30, 2008	3,500,000	3,500	7,000	(28,553)	(18,053)

Issuance of common stock for cash, June 5, 2009	31,500	32	1,543	-	1,575

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(50,847)	(50,847)

Balance, September 30, 2009	3,531,500	3,532	14,543	(79,400)	(61,325)

Issuance of common stock for cash, April 1, 2010	235,000	235	23,265	-	23,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(45,207)	(45,207)

Balance, September 30, 2010	3,766,500	$3,767	$43,808	$(95,576)	$(48,001)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,500	-	1,500

Net loss	-	-	-	(40,654)	(40,654)

Balance, December 31, 2010	3,766,500	$3,767	$45,308	$(136,230)	$(87,155)

See accompanying notes.

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended December 31, 2010	For the Three Months Ended December 31, 2009	For the Period from Inception (December 4, 2007) through December 31, 2010
Cash flows from operating activities
Net loss	$(40,654)	$(8,350)	$(136,230)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,500	1,500	18,000
Common stock issued for services	-	-	1,000
Depreciation	185	141	1,170
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	52,660	-	(7,500)
Increase in accounts payable and accrued expenses	23,709	6,476	97,513
Increase in deferred revenues	7,500	-	7,500

Net cash provided by (used in) operating activities	44,900	(233)	(18,547)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,694)

Net cash used by investing activities	-	-	(3,694)

Cash flows from financing activities
Proceeds from issuance of stockholder loans	-	-	97,500
Payments on stockholder loans	(77,500)	-	(78,617)
Proceeds from issuance of common stock	-	-	30,075

Net cash provided by financing activities	(77,500)	-	48,958

Net increase in cash	(32,600)	(233)	26,717

Cash, beginning of period	59,317	1,384	-

Cash, end of period	$26,717	$1,151	$26,717

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes.

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Sur Ventures, Inc. (the Company) is currently a development stage company under the provisions of Accounting Standards Codification (ASC) No. 915, Development Stage Entities, and was incorporated under the laws of the State of Nevada on December 4, 2007.  Since inception, the Company has produced minimal revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is a reseller of computer memory modules, flash memory cards and solid state storage products and also provides various computer related services.

The Company also operates an event planning, management and lead generation division.   The Company offers a full range of marketing, advertising and consulting services geared toward event planning.

The Company has evaluated subsequent events through February 11, 2011, the date these financial statements were issued.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form S-1/A for the period ended September 30, 2010.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company is subject to credit risk as it extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis.  Management estimates and provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on historical collection experience and its assessment of the current status of individual accounts.  At December 31, 2010, the Company’s management considered all outstanding receivables fully collectible.

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment, if any, are stated at cost.  Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are changed to expense as incurred.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair value.  As of December 31, 2010, the Company does not believe any impairment of its long-lived assets has occurred.

Revenue Recognition

Revenue is to be recognized from sales of its services when (a) persuasive evidence of a sale with a customer exists, (b) services are rendered, (c) fee is fixed or determinable, and (d) collection of the fee is reasonably assured.

Cost of  Product Sales

The Company’s shipping and handling costs are included in cost of sales for all periods presented.

Provision for Income Taxes

The Company accounts for income taxes under ASC No. 740, “Accounting for Income Taxes”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (December 4, 2007) through December 31, 2010, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2010, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($136,230) from inception (December 4, 2007) through December 31, 2010. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.           CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash deposits in two financial institutions that have federally insured limits of $250,000, each.  The Company has not experienced any losses with respect to its cash balances.

As of December 31, 2010, one (1) customer accounted for 100% of the Company’s outstanding receivables.  In addition, this one customer accounted for approximately 17% of the Company’s sales for the quarter ended December 31, 2010.

4.            FAIR VALUE

Fair Value Measurements

On January 1, 2009, the Company adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At December 31, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

Valuation Hierarchy

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The Company had no assets or liabilities measured at fair value on a recurring basis under the hierarchy as of December 31, 2010.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses and deferred revenues approximate their fair value due to the short period to maturity of these instruments.

5.           COMPENSATED ABSENCES

The Company currently does not have any employees other than the Company’s officer.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2010.

6.           DEFERRED REVENUE

Revenue under service agreements is deferred and recognized over the term of the agreements (typically three months or less) on a straight-line basis.  At December 31, 2010, deferred service revenue totaled $7,500.

7.           LOANS FROM STOCKHOLDER

The Company has an outstanding notes payable with a stockholder in the amount of $18,883.  Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

8.           COMMON STOCK

On December 5, 2007, the Company issued 1,000,000 shares of its common stock to a director for services rendered of $1,000 which was considered a reasonable estimate of fair value.

On January 25, 2008, the Company issued 2,500,000 shares of its common stock to an officer for cash of $5,000 which was considered a reasonable estimate of fair value.

On June 5, 2009, the Company issued 31,500 shares of its common stock to unrelated investors for cash of $1,575 pursuant to the Company’s private placement offering under Reg. D.

On April 1, 2010, the Company issued 235,000 shares of its common stock to unrelated investors for cash of $23,500 pursuant to the Company’s private placement offering under Reg. D.

9.           PROVISION FOR INCOME TAXES

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately ($130,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of December 31, 2010 and September 30, 2010 are as follows:

	December		September

Federal net operating loss (@ 25%)		$32,500		$19,625
Less: valuation allowance		(32,500)		(19,625)

Net deferred tax asset	$	---	$	---

The valuation allowance increased $12,875 for the three months ended December 31, 2010.

10.         RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2007) through December 31, 2010, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $500 per month to operations.  For the three months ended December 31, 2010 and 2009, the Company recorded rent expense of $1,500 and $1,500, respectively.

Effective December 15, 2007, the Company agreed to compensate its President $2,000 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to the President totaled $74,000 at December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended December 31, 2010.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended December 31, 2010, together with notes thereto.

For the three months ended December 31, 2010, as compared to the three months ended December 31, 2010.

Results of Operations.

Revenues. We had revenues of $13,939 for the three months ended December 31, 2010, from customer support services that we provided to a customer, as compared to no revenues for the three months ended December 31, 2009. We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months ended December 31, 2010, our total operating expenses were $53,841, as compared to total operating expenses of $7,874 for the three months ended December 31, 2009. Our operating expenses for the three months ended December 31, 2010, were comprised of officer compensation of $6,000 and general and administrative expenses of $47,841. By comparison, our operating expenses for the three months ended December 31, 2009, were comprised of officer compensation of $6,000 and general and administrative expenses of $1,874.

Net Loss.   For the three months ended December 31, 2010, our net loss was $40,654, as compared to a net loss of $8,350 for the three months ended December 31, 2009.

Liquidity and Capital Resources. On December 5, 2007, we issued 1,000,000 shares of common stock to our founder in exchange for services valued at $1,000, or $0.001 per share.  On January 25, 2008, we issued 2,500,000 shares of our common stock to Linda Fischer for cash of $5,000, or $0.002 per share.  On June 5, 2009, we issued 31,500 shares of our common stock to unrelated investors at $0.05 per share, or gross proceeds of $1,575. On April 1, 2010, we issued 235,000 shares of our common stock to unrelated investors at $0.10 per share, or gross proceeds of $23,500.  We used those proceeds to pay for overhead expenses and working capital.

As of December 31, 2010, our current assets were $34,217, which consisted of cash of $26,717 and accounts receivable of $7,500. Our current assets and property and equipment of $2,524 represent our total assets of $36,741 as of December 31, 2010.

As of December 31, 2010, we had liabilities of $123,896, all of which were represented by accounts payable and accrued expenses of $97,513, deferred service revenue of $7,500 and loans from stockholder of $18,883. The loans from stockholder are payable to Linda Fischer, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.  We had no other long term liabilities, commitments or contingencies.

We filed a Registration Statement on Form S-1 to sell 2,000,000 shares of our common stock at a purchase price of $0.12 per share in a direct public offering. The Registration Statement on Form S-1 became effective on February 11, 2011, and we are currently attempting to sell the shares that were registered. As of the date of this report, we have not sold any shares. We hope to sell a significant portion of those shares so that we will have sufficient capital to fund our operations.

During 2011, we expect to incur significant accounting costs of $15,000 per year associated with the audit and review of our financial statements. We expect that the legal and accounting costs of becoming a public company will be approximately $25,000 per year and will continue to impact our liquidity. Those fees will be higher if our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

To effectuate our business plan, we must raise at least $60,000 in the offering. With the proceeds from the offering, we intend to purchase computer equipment and begin marketing our services to potential clients. During the next three to six months, our primary objective is to complete the offering and begin to obtain more clients so that we generate more significant revenues to support our operations. During the next six to twelve months, we hope to expand our operations and provide our products to several customers. We believe that the size of our operations may vary depending on the amount of funds raised in the offering. We believe that we will need to raise $240,000 in the offering to fully implement our business plans and increase the size of operations, which includes hiring a new employee and increasing our marketing efforts. If we are able to sell 75% of the shares in the offering, we will be able to hire an employee to handle all office and administrative tasks, such as invoicing and sales support services. The hiring of an additional employee will allow Linda Fischer, our sole officer, to focus the majority of her efforts on sales and marketing activities. In addition, raising substantial funds in the offering will provides us with working capital to pay general administrative, legal and accounting expenses. If we do not raise any funds in the offering, we will not be able to hire an employee and we may not have adequate funds to market our services and pay the costs of the offering.  We need to raise at least $60,000 to pay for the costs of the offering and fund our proposed business activities.

We have cash of $26,717 as of December 31, 2010. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.   We will not be able to implement our business plan in the manner we envision unless we raise funds from the offering.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we do not currently anticipate that we will need to raise additional capital in addition to the funds raised in the offering.  The offering is a best efforts offering with no minimum.  We will have access to these funds as soon as they are received.

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2010, the date of this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

31
Certification of Principal Executive and Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sur Ventures, Inc., a Nevada corporation

February 14, 2011	By:	/s/ Linda Fischer
Linda Fischer Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)