Form 10-Q
period 2011-03-31
Sur Ventures, Inc.
filed 2011-05-13
CIK 1482179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-171141

 Sur Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2292370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 12, 2011, there were 3,894,833 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUR VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	March 31, 2011 (Unaudited)	September 30, 2010
Current assets
Cash	$16,332	$59,317
Accounts receivable	-	60,160

Total current assets	16,332	119,477

Property and equipment, net of $1,355 and $985 accumulated depreciation, respectively	2,339	2,709

Total assets	$18,671	$122,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$110,973	$73,804
Loans from stockholder	25,883	96,383

Total current liabilities	136,856	170,187

Stockholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 3,766,500 shares issued and outstanding	3,767	3,767
Additional paid-in capital	46,808	43,808
Deficit accumulated during the development stage	(168,760)	(95,576)

Total stockholders’ deficit	(118,185)	(48,001)

Total liabilities and stockholders’ deficit	$18,671	$122,186

See accompanying notes to financial statements.

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Six Months Ended March 31, 2011	For the Six Months Ended March 31, 2010	For the Period from Inception (December 4, 2007) through March 31, 2011
Product sales	$32,268	$-	$32,268	$-	$104,306
Cost of goods sold	28,109	-	28,109	-	72,269
Gross profit on product sales	4,159	-	4,159	-	32,037

Service revenues	6,270	-	20,209	-	20,209

Net revenues	10,429	-	24,368	-	52,246

Operating expenses
Officer compensation	6,000	6,000	12,000	12,000	80,000
General and administrative	36,140	4,669	83,981	6,543	133,631

Total operating expenses	42,140	10,669	95,981	18,543	213,631

Net operating loss	(31,711)	(10,669)	(71,613)	(18,543)	(161,385)

Interest expense	(819)	(466)	(1,571)	(942)	(7,375)

Loss before income taxes	(32,530)	(11,135)	(73,184)	(19,485)	(168,760)

Provision for income taxes	-	-	-	-	-

Net loss	$(32,530)	$(11,135)	$(73,184)	$(19,485)	$(168,760)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)	$(0.05)

Weighted average of common shares – basic and diluted	3,766,500	3,550,783	3,766,500	3,541,036	3,501,732

See accompanying notes to financial statements

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2007)
THROUGH MARCH 31, 2011
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, December 4, 2007	-	$-	$-	$-	$-

Issuance of common stock for services, December 5, 2007	1,000,000	1,000	-	-	1,000

Issuance of common stock for cash, January 15, 2008	2,500,000	2,500	2,500	-	5,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	4,500	-	4,500

Net loss	-	-	-	(28,553)	(28,553)

Balance, September 30, 2008	3,500,000	3,500	7,000	(28,553)	(18,053)

Issuance of common stock for cash, June 5, 2009	31,500	32	1,543	-	1,575

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(50,847)	(50,847)

Balance, September 30, 2009	3,531,500	3,532	14,543	(79,400)	(61,325)

Issuance of common stock for cash, April 1, 2010	235,000	235	23,265	-	23,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(16,176)	(16,176)

Balance, September 30, 2010	3,766,500	$3,767	$43,808	$(95,576)	$(48,001)

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,000	-	3,000

Net loss	-	-	-	(73,184)	(73,184)

Balance, March 31, 2011	3,766,500	$3,767	$46,808	$(168,760)	$(118,185)

See accompanying notes to financial statements

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended March 31, 2011	For the Six Months Ended March 31, 2010	For the Period from Inception (December 4, 2007) through March 31, 2011
Cash flows from operating activities
Net loss	$(73,184)	$(19,485)	$(168,760)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	3,000	3,000	19,500
Common stock issued for services	-	-	1,000
Depreciation	370	282	1,355
Changes in operating assets and liabilities
Decrease in accounts receivable	60,160	-	-
Decrease in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	37,169	12,942	110,973

Net cash provided by (used in) operating activities	27,515	(3,261)	(35,932)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,694)

Net cash used by investing activities	-	-	(3,694)

Cash flows from financing activities
Proceeds from issuance of stockholder loans	24,280	-	121,780
Payments on stockholder loans	(94,780)	-	(95,897)
Proceeds from issuance of common stock	-	23,500	30,075

Net cash provided by financing activities	(70,500)	-	55,958

Net increase (decrease) in cash	(42,985)	20,239	16,332

Cash, beginning of period	59,317	1,384	-

Cash, end of period	$16,332	$21,623	$16,332

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Sur Ventures, Inc. (the Company) is currently a development stage company under the provisions of Statement of Accounting Standards Codification (ASC) No. 915, "Development Stage Entities", and was incorporated under the laws of the State of Nevada on December 4, 2007.  Since inception, the Company has produced minimal revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is a computer equipment and services company which sells computer equipment and various computer related services.

The Company also operates an event planning and management division. The Company offers a full range of marketing, advertising and consulting services geared toward special event planning and all types of corporate events, and special access to entertainment or sporting venues and events. The Company offers services in Cabo San Lucas, Mexico.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form S-1/A for the period ended September 30, 2010.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

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

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair value.  As of March 31, 2011, the Company does not believe there is any impairment of its long-lived assets.

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

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (December 4, 2007) through March 31, 2011, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2011, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have a material impact on its financial statements.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($168,760) from inception (December 4, 2007) through March 31, 2011. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.            FAIR VALUE

Fair Value Measurements

The Company has adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At March 31, 2011, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The Company had no assets or liabilities measured at fair value on a recurring basis under the hierarchy as of March 31, 2011.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

4.           COMPENSATED ABSENCES

The Company currently does not have any employees other than the Company’s officer.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of March 31, 2011.

5.           LOANS FROM STOCKHOLDER

The Company has an outstanding note payable with a stockholder in the aggregate amount of $25,883 as of March 31, 2011.  Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

6.           COMMON STOCK

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

7.           PROVISION FOR INCOME TAXES

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

As of March 31, 2011, the Company had federal net operating loss carryforwards of approximately ($140,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of March 31, 2011 and September 30, 2010 are as follows:

	2011		2010

Federal net operating loss (@ 25%)		$35,000		$19,625
Less: valuation allowance		(35,000)		(19,625)

Net deferred tax asset	$	---	$	---
The valuation allowance increased $15,375 for the six months ended March 31, 2011.

8.         RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2007) through March 31, 2011, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $500 per month to operations.  For the six months ended March 31, 2011 and 2010, the Company recorded rent expense of $3,000 and $3,000, respectively.

Effective December 15, 2007, the Company agreed to compensate its President $2,000 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to the President totaled $80,000 at March 31, 2011.

9.         SUBSEQUENT EVENTS

On April 6, 2011, the Company issued 128,333 shares of its common stock to unrelated investors for cash of $15,400 pursuant to the Company’s Registration Statement on Form S-1.

The Company has evaluated subsequent events through May 13, 2011, the date these financial statements were available to be issued.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2011, together with notes thereto.

For the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Results of Operations.

Revenues. We had product sales of $32,268 for the three months ended March 31, 2011, from the sale of our computer memory modules, as compared to no product sales for the three months ended March 31, 2010. Our costs of goods sold for the three months ended March 31, 2011, was $28,109. Therefore, our gross profit on product sales for the three months ended March 31, 2011, was $4,159. We also had service revenues of $6,270 for three months ended March 31, 2011, for the customer support services that we provided to a customer. By comparison, we had no service revenues for the three months ended March 31, 2010. Our gross profit on product sales together with our service revenues comprise our net revenues of $10,429 for the three months ended March 31, 2011, as compared to no net revenues for the three months ended March 31, 2010. The increase in net revenues between the comparable periods is due to additional orders we received from one customer, which increased our product sales, and the fact that we generate service revenues from services that we did not provide in the prior period. We hope to generate further revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months ended March 31, 2011, our total operating expenses were $42,140 as compared to total operating expenses of $10,669 for the three months ended March 31, 2010. Our operating expenses for the three months ended March 31, 2011 were comprised of officer compensation of $6,000 and general and administrative expenses of $36,140. By comparison, our operating expenses for the three months ended March 31, 2010 were comprised of officer compensation of $6,000 and general and administrative expenses of $4,669. The increase in general and administrative expenses between the comparable periods is directly related to an increase in costs associated with becoming a public company.

Net Loss.  For the three months ended March 31, 2011, our net loss was $32,530, as compared to a net loss of $11,135 for the three months ended March 31, 2010.

For the six months ended March 31, 2011, as compared to the six months ended March 31, 2010.

Revenues. We had product sales of $32,268 for the six months ended March 31, 2011, from the sale of our computer memory modules, as compared to no product sales for the six months ended March 31, 2010. Our costs of goods sold for the six months ended March 31, 2011, was $28,109. Therefore, our gross profit on product sales for the six months ended March 31, 2011, was $4,159. We also had service revenues of $20,209 for six months ended March 31, 2011, for the customer support services that we provided to a customer. By comparison, we had no service revenues for the six months ended March 31, 2010. Our gross profit on product sales together with our service revenues comprise our net revenues of $24,368 for the six months ended March 31, 2011, as compared to no net revenues for the six months ended March 31, 2010. The increase in net revenues between the comparable periods is due to additional orders we received from one customer, which increased our product sales, and the fact that we generate service revenues from services that we did not provide in the prior period. We hope to generate further revenues as we continue operations and implement our business plan.

Operating Expenses. For the six months ended March 31, 2011, our total operating expenses were $95,981 as compared to total operating expenses of $18,543 for the six months ended March 31, 2010. Our operating expenses for the six months ended March 31, 2011 were comprised of officer compensation of $12,000 and general and administrative expenses of $83,981. By comparison, our operating expenses for the six months ended March 31, 2010 were comprised of officer compensation of $12,000 and general and administrative expenses of $6,543. The increase in general and administrative expenses between the comparable periods is directly related to an increase in costs associated with becoming a public company.

Net Loss.  For the six months ended March 31, 2011, our net loss was $73,184, as compared to a net loss of $19,485 for the six months ended March 31, 2010.

Liquidity and Capital Resources. As of March 31, 2011, our current assets were $16,332, which consisted of cash of $16,332. Our current assets of $16,332 and property and equipment of $2,399, net of $1,355 of accumulated depreciation, represent our total assets of $18,671 as of March 31, 2011.

As of March 31, 2011, we had liabilities of $136,856, all of which were represented by accounts payable and accrued expenses of $110,973 and loans from stockholder of $25,883. The loans from stockholder are payable to Linda Fischer, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.  We had no other long term liabilities, commitments or contingencies.

We filed a Registration Statement on Form S-1 to sell 2,000,000 shares of our common stock at a purchase price of $0.12 per share in a direct public offering. The Registration Statement on Form S-1 became effective on February 11, 2011.  As of March 31, 2011, we have not sold any shares.  On April 6, 2011, we sold 128,333 shares our common stock to for cash of $15,400 pursuant to that Registration Statement. We intend to use those proceeds for working capital.

During 2011, we expect to incur accounting costs of approximately $15,000 per year associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will be approximately $25,000 per year and will continue to impact our liquidity. Those fees will be higher if our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash of $16,332 as of March 31, 2011. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.   Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we will need to raise additional capital in addition to the funds raised in our recent offering.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

31	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sur Ventures, Inc., a Nevada corporation

May 13, 2011	By:	/s/ Linda Fischer
Linda Fischer Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)