Form 10-Q
period 2011-06-30
Sur Ventures, Inc.
filed 2011-08-15
CIK 1482179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-171141

 Sur Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2292370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 11, 2011, there were 3,894,833 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUR VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	June 30, 2011 (Unaudited)	September 30, 2010
Current assets
Cash	$20,370	$59,317
Accounts receivable	31,760	60,160

Total current assets	52,130	119,477

Property and equipment, net of $1,539 and $985 accumulated depreciation, respectively	2,155	2,709

Total assets	$54,285	$122,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$123,749	$73,804
Loans from stockholder	52,908	96,383

Total current liabilities	176,657	170,187

Stockholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 3,894,833 and 3,766,500 shares issued and outstanding, respectively	3,895	3,767
Additional paid-in capital	63,580	43,808
Deficit accumulated during the development stage	(189,847)	(95,576)

Total stockholders’ deficit	(122,372)	(48,001)

Total liabilities and stockholders’ deficit	$54,285	$122,186

See accompanying notes to financial statements.

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Nine Months Ended June 30, 2011	For the Nine Months Ended June 30, 2010	For the Period from Inception (December 4, 2007) through June 30, 2011

Product sales	$31,163	$-	$63,431	$-	$135,469
Cost of goods sold	27,025	-	55,134	-	99,294

Gross profit on product sales	4,138	-	8,297	-	36,175

Service revenues	9,509	2,464	29,718	2,464	29,718

Net revenues	13,647	2,464	38,015	2,464	65,893

Operating expenses
Officer compensation	6,000	6,000	18,000	18,000	86,000
General and administrative	27,928	1,972	111,909	8,515	161,559

Total operating expenses	33,928	7,972	129,909	26,515	247,559

Net operating loss	(20,281)	(5,508)	(91,894)	(24,051)	(181,666)

Interest expense	(806)	(470)	(2,377)	(1,412)	(8,181)

Loss before income taxes	(21,087)	(5,978)	(94,271)	(25,463)	(189,847)

Provision for income taxes	-	-	-	-	-

Net loss	$(21,087)	$(5,978)	$(94,271)	$(25,463)	$(189,847)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)	$(0.05)

Weighted average of common shares – basic and diluted	3,886,371	3,806,457	3,785,571	3,616,190	3,529,274

See accompanying notes to financial statements.

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2007)
THROUGH JUNE 30, 2011
(UNAUDITED)

				Deficit	Total
	Common Stock		Additional	Accumulated	Stockholders’
	Number of Shares	Amount	Paid-In Capital	During Development Stage	Equity (Deficit)

Balance, December 4, 2007	-	$-	$-	$-	$-

Issuance of common stock for services, December 5, 2007	1,000,000	1,000	-	-	1,000

Issuance of common stock for cash, January 15, 2008	2,500,000	2,500	2,500	-	5,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	4,500	-	4,500

Net loss	-	-	-	(28,553)	(28,553)

Balance, September 30, 2008	3,500,000	3,500	7,000	(28,553)	(18,053)

Issuance of common stock for cash, June 5, 2009	31,500	32	1,543	-	1,575

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(50,847)	(50,847)

Balance, September 30, 2009	3,531,500	3,532	14,543	(79,400)	(61,325)

Issuance of common stock for cash, April 1, 2010	235,000	235	23,265	-	23,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(16,176)	(16,176)

Balance, September 30, 2010	3,766,500	$3,767	$43,808	$(95,576)	$(48,001)

Issuance of common stock for cash, April 6, 2011	128,333	128	15,272	-	15,400

Additional paid-in capital in exchange for facilities provided by related party	-	-	4,500	-	4,500

Net loss	-	-	-	(94,271)	(94,271)

Balance, June 30, 2011	3,894,833	$3,895	$63,580	$(189,847)	$(122,372)

See accompanying notes to financial statements

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended June 30, 2011	For the Nine Months Ended June 30, 2010	For the Period from Inception (December 4, 2007) through June 30, 2011
Cash flows from operating activities
Net loss	$(94,271)	$(25,463)	$(189,847)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	4,500	4,500	21,000
Common stock issued for services	-	-	1,000
Depreciation	554	422	1,539
Changes in operating assets and liabilities
Decrease in accounts receivable	28,400	-	(31,760)
Decrease in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	49,945	19,413	123,749

Net cash provided by (used in) operating activities	(10,872)	(1,128)	(74,319)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,694)

Net cash used by investing activities	-	-	(3,694)

Cash flows from financing activities
Proceeds from issuance of stockholder loans	51,305	-	150,688
Payments on stockholder loans	(94,780)	-	(97,780)
Proceeds from issuance of common stock	15,400	23,500	45,475

Net cash provided by financing activities	(28,075)	-	98,383

Net increase (decrease) in cash	(38,947)	22,372	20,370

Cash, beginning of period	59,317	1,384	-

Cash, end of period	$20,370	$23,756	$20,370

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Sur Ventures, Inc. (the Company) is currently a development stage company under the provisions of Statement of Accounting Standards Codification (ASC) No. 915, "Development Stage Entities ", and was incorporated under the laws of the State of Nevada on December 4, 2007.  Since inception, the Company has produced minimal revenues and will continue to report as a development stage company until significant revenues are produced.

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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the financial report on Form S-1/A for the period ended September 30, 2010.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

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

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

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

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair value.  As of June 30, 2011, the Company does not believe there is any impairment of its long-lived assets.

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

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

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (December 4, 2007) through June 30, 2011, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “ Earnings Per Share ”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2011, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have a material impact on its financial statements.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($189,847) from inception (December 4, 2007) through June 30, 2011. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.           CONCENTRATIONS OF CREDIT RISK

As of June 30, 2011 and September 30, 2010, two (2) customers and one (1) customer accounted for 100% of the Company's outstanding receivables, respectively.  In addition, three (3) customers accounted for 100% of the Company's sales for the nine months ended June 30, 2011 and one (1) customer accounted for approximately 84% of the Company's sales for the fiscal year ended September 30, 2010.

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

4.           FAIR VALUE

Fair Value Measurements

The Company has adopted FASB Accounting Standards Codification No. 820, Fair Value Measurements. ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At June 30, 2011, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The Company had no assets or liabilities measured at fair value on a recurring basis under the hierarchy as of June 30, 2011.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

5.           COMPENSATED ABSENCES

The Company currently does not have any employees other than the Company’s officer.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of June 30, 2011.

6.           LOANS FROM STOCKHOLDER

The Company has an outstanding note payable with a stockholder in the aggregate amount of $52,908 as of June 30, 2011.  Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

7.           COMMON STOCK

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

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

8.           PROVISION FOR INCOME TAXES

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

As of June 30, 2011, the Company had federal net operating loss carryforwards of approximately ($190,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2031.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of June 30, 2011 and September 30, 2010 are as follows:

	2011		2010

Federal net operating loss (@ 25%)		$47,500		$19,625
Less: valuation allowance		(47,500)		(19,625)

Net deferred tax asset	$	---	$	---

The valuation allowance increased $27,875 for the nine months ended June 30, 2011.

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

9.          RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2007) through June 30, 2011, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $500 per month to operations.  For the nine months ended June 30, 2011 and 2010, the Company recorded rent expense of $4,500 and $4,500, respectively.

Effective December 15, 2007, the Company agreed to compensate its president $2,000 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to the President totaled $86,000 at June 30, 2011.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2011, together with notes thereto.

For the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.

Results of Operations.

Revenues. We had product sales of $31,163 for the three months ended June 30, 2011, from the sale of our computer memory modules, as compared to no product sales for the three months ended June 30, 2010. Our costs of goods sold for the three months ended June 30, 2011, was $27,025. Therefore, our gross profit on product sales for the three months ended June 30, 2011, was $4,138. We also had service revenues of $9,509 for three months ended June 30, 2011, for the customer support services that we provided to a customer. By comparison, we had service revenues of $2,464 for the three months ended June 30, 2010. Our gross profit on product sales together with our service revenues comprise our net revenues of $13,647 for the three months ended June 30, 2011, as compared to net revenues of $2,464 for the three months ended June 30, 2010. The increase in net revenues between the comparable periods is due to product sales orders we received from customers, which increased our product sales for the three months ended June 30, 2011, and the fact that we generated service revenues for the three months ended June 30, 2011, from services that we did not provide in the prior period. We hope to generate further revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months ended June 30, 2011, our total operating expenses were $33,928 as compared to total operating expenses of $7,972 for the three months ended June 30, 2010. Our operating expenses for the three months ended June 30, 2011 were comprised of officer compensation of $6,000 and general and administrative expenses of $27,928. By comparison, our operating expenses for the three months ended June 30, 2010 were comprised of officer compensation of $6,000 and general and administrative expenses of $1,972. The increase in general and administrative expenses between the comparable periods is directly related to an increase in costs associated with becoming a public company.

Net Loss.  For the three months ended June 30, 2011, our net loss was $21,087, as compared to a net loss of $5,978 for the three months ended June 30, 2010. We expect to incur net losses for the foreseeable future.

For the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010.

Revenues. We had product sales of $63,431 for the nine months ended June 30, 2011, from the sale of our computer memory modules, as compared to no product sales for the nine months ended June 30, 2010. Our costs of goods sold for the nine months ended June 30, 2011, was $55,134. Therefore, our gross profit on product sales for the nine months ended June 30, 2011, was $8,297. We also had service revenues of $29,718 for the nine months ended June 30, 2011, for the customer support services that we provided to a customer. By comparison, we had service revenues of $2,464for the nine months ended June 30, 2010. Our gross profit on product sales together with our service revenues comprise our net revenues of $38,015 for the nine months ended June 30, 2011, as compared to net revenues of $2,464for the nine months ended June 30, 2010. The increase in net revenues between the comparable periods is due to product sales orders we received from customers, which increased our product sales for the nine months ended June 30, 2011, and the fact that we generates service revenues for the nine months ended June 30, 2011, from services that we did not provide in the prior period. We hope to generate further revenues as we continue operations and implement our business plan.

Operating Expenses. For the nine months ended June 30, 2011, our total operating expenses were $129,909 as compared to total operating expenses of $26,515 for the nine months ended June 30, 2010. Our operating expenses for the six months ended June 30, 2011 were comprised of officer compensation of $18,000 and general and administrative expenses of $111,909. By comparison, our operating expenses for the nine months ended June 30, 2010 were comprised of officer compensation of $18,000 and general and administrative expenses of $8,515. The increase in general and administrative expenses between the comparable periods is directly related to an increase in costs associated with becoming a public company.

Net Loss.  For the nine months ended June 30, 2011, our net loss was $94,271, as compared to a net loss of $25,463 for the nine months ended June 30, 2010. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources. As of June 30, 2011, our current assets were $52,130, which consisted of cash of $20,370. Our current assets of $52,130 and property and equipment of $2,155, net of $1,539 of accumulated depreciation, represent our total assets of $54,285 as of June 30, 2011.

As of June 30, 2011, we had liabilities of $176,657, all of which were represented by accounts payable and accrued expenses of $123,749 and loans from stockholder of $52,908. The loans from stockholder are payable to Linda Fischer, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.  We had no other long term liabilities, commitments or contingencies.

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

We have cash of $20,370 as of June 30, 2011. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.   Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital in addition to the funds raised in our recent offering.  No assurances can be given that we will obtain sufficient working capital to sustain ongoing operations. If we do not raise additional capital, then we may not be able to conduct our current activities and expand our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

31	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instance Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sur Ventures, Inc., a Nevada corporation

August 15, 2011	By:	/s/ Linda Fischer
Linda Fischer Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)