Form 10-K
period 2011-09-30
Sur Ventures, Inc.
filed 2011-12-29
CIK 1482179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended September 30, 2011

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                to

Commission File Number: 333-171141
Sur Ventures, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	26-2292370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Newport Center Drive, Suite 800, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)
(888) 532-5522
(Registrant's Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Title of each class registered:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐   Yes     ☒  No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐   Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of March 31, 2011, approximately $47,979.

As of December 28, 2011, there were 3,894,833 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of Sur Ventures, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends," “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Business.

Our Background. Sur Ventures, Inc. (“Sur Ventures,” “We,” or the “Company”) was incorporated in the State of Nevada on December 4, 2007.  Our principal business address is 500 Newport Center Drive, Suite 800, Newport Beach, CA 92660. Our telephone number is (888) 532-5522.

We were formed to be a provider of lead generation services for event planners in various locations and began to offer event planning services in 2009. In July 2010, we began distributing and selling computer memory modules, flash memory cards and solid state storage products under the trade name Sur Technologies. In October 2010, we filed a fictitious business name statement to do business as Sur Technologies in Orange County, California, the county in which our principal place of business is located. In September 2011, we discontinued our event planning, management and lead generation division to devote all of our business efforts to our computer memory modules division.

We have not undertaken any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of our business. We have not been a party to any bankruptcy, receivership or similar proceeding.

Our Business. We are a development stage company and reseller of computer memory modules, flash memory cards and solid state storage products, which are manufactured by third parties.  The products that we sell are used for a variety of applications in the computing, networking, communications, printer, storage, defense and industrial markets worldwide. Products that incorporate memory products include servers, routers, switches, storage systems, workstations, personal computers, notebooks, printers and gaming machines.

We generate product revenues predominantly from sales of our memory modules, flash memory cards and other solid state storage products, principally to system integrators, resellers and other customers in various industries. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. We generate service revenue from a limited number of customers by providing customer support and maintenance services related to our products. Our net revenues are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted, and we expect will continue to account for a significant percentage of our net sales in the foreseeable future.

Our Products.

DRAM Modules.  We sell Dynamic Random Access Memory (“DRAM”) modules utilizing a wide range of DRAM technologies from Synchronous DRAM (“SDRAM”) to double-data-rate (“DDR”), and other high performance DRAM devices. All of the DRAM devises that we sell are manufactured by third parties.  DRAM modules are collections of dynamic random access memory chips assembled on circuit boards. DRAM modules are used in desktop and laptop computers as well as servers. Different types of DRAM modules are used in servers to augment memory capacity, in networking applications to increase bandwidth and ensure signal integrity, and in mobile applications to provide memory capacity with low power consumption and compact design.

Solid State Drives.  We sell solid state drives (or “SSDs”), which are manufactured by third parties. SSDs are data storages device that uses solid-state memory to store data. SSDs have no moving parts and are designed to reside inside the computer in place of a more traditional hard drive. While a traditional hard drive has drive motors to spin up the magnetic platters and the drive heads, all the storage on a solid state drive is handled by flash memory chips.

Flash Memory Cards and Modules.  We sell flash memory cards and modules which are manufactured by third parties. Flash memory is a non-volatile computer storage chip that can be electrically erased and reprogrammed. Flash memory cards and modules are manufactured in a wide range of forms and capacities to serve various functions.

Product-Related Services.  We offer services which are tailored to meet the specific needs of our customers. As a complement to our product sales, we offer customer services including customer support and maintenance services.

Sales and Marketing. We primarily sell our products through two third-party sales representatives. Our direct sales and marketing efforts are conducted incorporating those third-party sales representatives together with our officer. In addition, we sell to value added dealers, distributors and end users. We currently do not have any formal or long-term sales representative agreements. The third-party sales representatives may terminate their relationships with us at any time on short notice.

Our marketing strategy is to promote our services and products and attract businesses to us.  Our marketing initiatives will include:

●	establish relationships with industry professionals, who can refer customers to us;
●	attend industry tradeshows;
●	initiate direct contact with potential customers;
●	advertise in technical journals and related websites; and
●	direct mail solicitation.

Growth Strategy. We will seek to increase our sales efforts by increasing the number of events we attend, seeking referrals through our current clients, developing business leads provided by our third-party suppliers, and expanding the capability of our website by registering it with selected search engines to ensure our site comes up in search results in user searches for related products. Our strategy is also to provide unparalleled customer service and high-quality merchandise, which we believe will achieve a high level of customer satisfaction and contribute to the development of our brand image and goodwill.

As part of our business and growth strategy, we may acquire businesses, products or technologies that allow us to complement our existing product offering and expand our market coverage. We believe that the current marketplace of companies that resell computer and technology related products is highly fragmented, with numerous small and medium sized companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded company to acquire several, smaller and more established such companies with already-established reputations and product lines using our common stock as payment for any potential acquisitions. Our acquisition strategy is designed to complement our core business. If we do find suitable acquisition opportunities, we cannot guaranty that we will be able to consummate the acquisitions on commercially acceptable terms or at all, or may not realize the anticipated benefits of any acquisitions we do undertake.

Customers. We currently provide products to approximately five customers, although we are working to expand our customer base. One of our customers has accounted for the majority of our sales for the fiscal year ended September 30, 2011. We expect that those customers will continue to account for a large portion of our revenues for the foreseeable future. All of our products sales from those customers are on a purchase order basis and we do not have any contractual agreements with those customers. If our relationships with any of those customers were disrupted, we could lose a significant portion of our anticipated revenues. None of our customers is currently, or was at any time during our business relationship, a related party.

Suppliers. We have developed and maintained relationships with a small number of suppliers for our products. We purchase all of our products from our suppliers on a purchase order basis and do not have long-term commitments from suppliers. Our suppliers are not required to supply us with any minimum quantities and we cannot guaranty that our suppliers will supply the quantities of products we may need to meet our customers’ orders in a timely manner. If any of our suppliers experience quality control problems, we may not be able to fill customer orders.

We anticipate that we will be able to develop relationships with additional suppliers so that we will have alternative suppliers in the event that our current suppliers do not desire or is unable to supply a sufficient amount of products to meet our customers’ requirements. The inability to fill customer orders could cause delays, customer cancellations, disruptions or reductions in product shipments which could damage relationships with current or prospective customers and increase costs or prices. A disruption in or termination of our supply relationship with any of our significant suppliers or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product sales, which could damage relationships with our customers or increase our costs or the prices of our products.

Our Website.   Our website is located at www.surtechnologies.com and provides a description of our products along with our contact information including our address, telephone number and e-mail address.

Our Competition. We face competition from manufacturers and other resellers of memory modules, flash memory cards and solid state storage products. Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than we can. Although many of those competitors have greater resources, market share and well-established distribution channels, we believe we compete effectively on price and service. Our size allows us to pay careful attention to our customers and cost structure and allows us to provide a rapid response to customers’ demand.

Government Regulation. We are also subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in California, Nevada and the United States.

In July 2010, we obtained a California seller’s permit which allows us to sell products in California at the wholesale or retail level.

Our Research and Development.   We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future.

Intellectual Property. We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

We own the Internet domain name www.surtechnologies.com which is related to our computer memory product business. We also own certain Internet domain names related to our former event planning and lead generation business, although we intend to let those domains expire as we are no longer pursuing that business.

Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Employees. As of September 30, 2011, we have no employees other than our officer, Linda Fischer. We have two independent, third-party sales representatives that sell products for us. We do not have any formal sales representative agreements with those parties. We anticipate that we will require independent contractors as consultants to support our expansion and business development. We are not a party to any employment agreements.

Facilities. Our executive, administrative and operating offices are located at 500 Newport Center Drive, Suite 800, Newport Beach, CA 92660. Linda Fischer, our officer and director, provides approximately 200 square feet of office space at no charge. Our financial statements reflect the fair market value of that space which is approximately $500.00 per month. We do not have a written lease or sublease agreement with Ms. Fischer. Ms. Fischer does not expect to be paid or reimbursed for providing office facilities.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  If any of the following risks actually occurs, our business, financial condition, and/or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks Related to our Business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were incorporated in December 2007. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues.

Because we are a development stage company, we have limited revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have only generated limited revenues. The success of our business operations will depend upon our ability to obtain customers and provides quality products and services to those customers. We are not able to predict whether we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

Declines in memory component prices and our sales prices may result in declines in our revenues and gross profit and could have negatively impact our business, our results of operations and our financial condition.

Memory component prices may decline due to several factors including general declines in demand for our products, and excess supply of DRAM and flash memory components. In the past, significant increases in the worldwide supply of memory components accompanied by decreases in demand have resulted in significant declines in component prices which in turn lead to declines in the average selling prices of our products. These declines in average selling prices may negatively impact our business, our results of operations and our financial condition.

We are substantially dependent on a small customer base, which accounts for 100% of our revenues.

We currently provide products to approximately five customers. One of our customers accounted for the majority of our sales for the fiscal year ended September 30, 2011. We expect that those customers will continue to account for a large portion of our revenues for the foreseeable future. All of our products sales from those customers are on a purchase order basis and we do not have any contractual agreements with those customers. If our relationships with any of those customers were disrupted, we could lose a significant portion of our anticipated revenues.

Our customers are primarily in the computing, networking, communications, printer, storage and industrial markets, and the current and future fluctuations in demand in these markets may negatively impact sales of our products.

Sales of our products are dependent upon demand in the markets served by our customers. We may experience fluctuations in future revenues due to factors affecting these markets. From time to time, each of these markets has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A continual decline or significant shortfall in demand in any one of these markets could reduce the demand for memory products and therefore negatively impact our ability to generate revenues.

Order cancellations or reductions, product returns and selling price decreases could result in lower net sales.

We may experience cancellations of orders and fluctuations in order levels from period to period. Certain customer purchase orders may be cancelled or delayed with limited or no notice or penalties. We cannot guaranty that we will be able to replace such purchase orders with new orders. These occurrences would have a negative impact on our results of operations and our financial condition.

We are substantially dependent on a limited number of suppliers, which subjects us to certain risks if we are unable to obtain adequate supplies in a timely manner.

We are currently dependent on a limited number of suppliers for our products. We purchase all of our products from our suppliers on a purchase order basis and do not have long-term commitments from suppliers. Our suppliers are not required to supply us with any minimum quantities and we cannot guaranty that our suppliers will supply the quantities of products we may need to meet our customers’ orders in a timely manner. If any of our suppliers experience quality control problems, we may not be able to fill customer orders. The inability to fill customer orders could cause delays, customer cancellations, disruptions or reductions in product shipments which could damage relationships with current or prospective customers and increase costs or prices. A disruption in or termination of our supply relationship with any of our significant suppliers or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product sales, which could damage relationships with our customers or increase our costs or the prices of our products.

We are subject to the cyclical nature of the markets in which we compete and downturns adversely affect our business, results of operations and financial condition.

The markets in which we compete are highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Historically, these markets have experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both component suppliers and electronic equipment manufacturers, and/or declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of selling prices. Our industry depends on the continued growth of the electronics industry and on end-user demand for our customers’ products. Economic downturns have often had an adverse effect upon manufacturers and end-users of electronic products. The timing of new product developments, the lifecycle of existing electronic products, and the level of acceptance and growth of new products can also affect demand for our products. Downturns in the markets we serve could have a material adverse effect on the demand for our products. Additionally, due to changing conditions, our customers have experienced and may in the future experience periods of excess inventory which could have a significant adverse impact on our sales. During an industry downturn, there is also a higher risk that some of our trade receivables would be uncollectible and that our inventory, if any, would decrease in value.

We anticipate that we may need to raise additional capital to market our products. Our failure to raise additional capital will significantly affect our ability to fund our proposed marketing activities.

We are currently not engaged in any sophisticated marketing program to market our products or services because we lack sufficient capital and revenues to justify the expenditure. Therefore, if we need additional funds, we will need to raise additional capital in addition to the funds raised in this offering. We do not know if we will be able to acquire additional financing at commercially reasonable rates. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our sales and marketing activities.

We rely, in part, on third-party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.

Sales of our products to some of our customers are accomplished through the efforts of independent, third-party sales representatives. We are unable to predict the extent to which these third-party sales representatives will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives also market and sell competing products and may more aggressively pursue sales of our competitors’ products. Our third-party sales representatives may terminate their relationships with us at any time on short notice. We currently do not have any formal or long-term sales representative agreements. Our future performance may also depend, in part, on our ability to attract and retain additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current third-party sales representatives or recruit additional or replacement third-party sales representatives, our net sales, our results of operation will be negatively impacted.

We may make acquisitions of companies which involve numerous risks. If we are not successful in integrating the technologies, operations and personnel of acquired businesses or fail to realize the anticipated benefits of an acquisition, our business, our results of operations and our financial condition may be adversely affected.

As part of our business and growth strategy, we may acquire businesses, products or technologies that allow us to complement our existing product offering and expand our market coverage. Any acquisitions would expose us to the risks commonly encountered in acquisitions of businesses or technologies. Problems encountered in connection with an acquisition could divert the attention of management, utilize scarce corporate resources, and otherwise harm our business. In order to make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, or assume additional liabilities. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or at all, or may not realize the anticipated benefits of any acquisitions we do undertake.

Our sole officer is engaged in other activities that could conflict with our interests. Therefore, our sole officer may not devote sufficient time to our affairs, which may affect our ability to conduct marketing activities and generate revenues.

The individual serving as our sole officer has existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our sole officer shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which she may be or become involved and our affairs.

We depend on the efforts and abilities of our sole officer.

Our sole officer, Linda Fischer, is our only full time employee. Outside demands on her time may prevent her from devoting sufficient time to our operations. In addition, the demands on her time will increase because of our status as a public company.  Ms. Fischer has very limited experience managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements. We cannot guaranty that our management will remain with us.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Risks Related to our Common Stock

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 5,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Our officer, director and principal shareholder controls our operations and matters requiring shareholder approval.

Linda Fischer, our officer, director and principal shareholder, owns approximately 89.6% of our outstanding shares of common stock. As a result, Ms. Fischer will have the ability to control or significantly influence all matters requiring approval by our shareholders, including the election and removal of directors. Such control will allow Ms. Fischer to control the future course of the company. Ms. Fischer does not intend to purchase any of the shares in this offering.

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future. Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Because we may be subject to the “penny stock” rules, the level of trading activity in our stock may be reduced, which may make it difficult for investors to sell their shares.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.  Factors such as announcements of new services by us or our competitors and quarter-to-quarter variations in our results of operations, as well as market conditions in our sector may have a significant impact on the market price of our shares. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of stock of many companies and that often has been unrelated or disproportionate to the operating performance of those companies.

Our shares may not become eligible to be traded electronically which could result in brokerage firms being unwilling to trade them.

Our shares of common stock are eligible to be quoted on the OTCBB and OTCQB. However, our shares are not eligible with Depository Trust Company (DTC) to trade electronically. Because we are not DTC eligible, our shares cannot be electronically transferred between brokerage accounts, the practical effect of which means that our shares will not trade much, if at all, on the OTCBB or OTCQB. In order for our shares to trade on the OTCBB or OTCQB, our shares would need to be traded manually between broker dealers and their accounts, which is time consuming, costly and cumbersome. We cannot guaranty that our shares will ever become DTC eligible or, if in the event we apply for DTC eligibility, how long it will take to become eligible.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities. Our executive, administrative and operating offices are located at 500 Newport Center Drive, Suite 800, Newport Beach, CA 92660. Linda Fischer, our officer and director, provides approximately 200 square feet of office space at no charge. Our financial statements reflect the fair market value of that space which is approximately $500.00 per month. We do not have a written lease or sublease agreement with Ms. Fischer. Ms. Fischer does not expect to be paid or reimbursed for providing office facilities.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.   Our common stock is quoted on the OTC Bulletin Board and OTCQB under the symbol “SVTY”.   This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of September 30, 2011, there has been no active trading market and no shares of our common stock have occurred.

Holders.   The approximate number of stockholders of record at September 30, 2011 was thirty-seven.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans. As of September 30, 2011, we had no compensation plans under which our equity securities were authorized for issuance.

Recent sales of unregistered securities. No sales of unregistered securities by us occurred during the year ended September 30, 2011.

Purchases of Equity Securities. None.

Use of Proceeds of Registered Securities.   Our initial public offering of common stock was made pursuant to a registration statement on Form S-1 (File No. 333-171141), which the SEC declared effective on February 11, 2011. In the offering, we sold 128,333 shares our common stock at a price of $0.12 per share. As a result of the offering, we received proceeds of $15,400. We used the net proceeds from our initial public offering for working capital and general corporate purposes.

Penny Stock Regulation.   Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

●	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
●	a toll-free telephone number for inquiries on disciplinary actions;
●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K for the year ended September 30, 2011.

Overview. We were incorporated in Nevada on December 4, 2007. We were formed to be a provider of lead generation services for event planners in various locations and began to offer event planning services in 2009. In July 2010, we began distributing and selling computer memory modules, flash memory cards and solid state storage products under the trade name Sur Technologies. In October 2010, we filed a fictitious business name statement to do business as Sur Technologies in Orange County, California, the county in which our principal place of business is located.  We are a development stage company and reseller of computer memory modules, flash memory cards and solid state storage products, which are manufactured by third parties.  In September 2011, we discontinued our event planning, management and lead generation division to devote all of our business efforts to our computer memory modules division.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended September 30, 2011, together with notes thereto as included in this Annual Report on Form 10-K.

For the year ended September 30, 2011, as compared to the year ended September 30, 2010

Results of Operations.

Revenues. We had sales of $116,732 for the year ended September 30, 2011, from the sale of our computer memory modules, as compared to sales of $60,160 for the year ended September 30, 2010. Our costs of goods sold for the year ended September 30, 2011 was $72,714 as compared to $44,160 for the year ended September 30, 2010. Therefore, our gross profit for the year ended September 30, 2011 was $44,018 as compared to $16,000 for the year ended September 30, 2010. The increase in product sales between the comparable periods is due to additional sales of our computer memory products albeit at somewhat lower margins. We hope to generate further revenues as we continue operations and implement our business plan.

Operating Expenses. For the year ended September 30, 2011, our total operating expenses were $88,243, as compared to total operating expenses of $10,321 for the year ended September 30, 2010. Our operating expenses for the year ended September 30, 2011 were comprised of officer compensation $18,000 and general and administrative expenses of $70,243. By comparison, our operating expenses for the year ended September 30, 2010 were comprised of officer compensation of $6,000 and general and administrative expenses of $4,321.  The increase in total operating expenses between the comparable periods is directly related to an increase in costs associated with becoming a public company.

Income (Loss) from Continuing Operations.    For the year ended September 30, 2011, our loss from continuing operations of our computer memory product business was ($44,225), as compared to our income from continuing operations of this same business activity of $5,679 for the year ended September 30, 2010.  The increase in the loss from continuing operations between the comparable periods is primarily due to the operating costs associated with our initial event management and planning business.  These costs and expenses occurred throughout the majority of the prior year as opposed to the current year in which our focus shifted to our computer memory products.  The event planning business activity was discontinued in September 2011.

Net Loss.    For the year ended September 30, 2011, our net loss was $107,829, which includes our loss from discontinued operations of $60,495 for our event planning business as compared to our net loss of $16,176, which includes our loss from discontinued operations of $18,315 for the year ended September 30, 2010.  The increase in net loss between the comparable periods is primarily due to the costs associated with us becoming a public company. We expect that we will continue to generate net losses for the foreseeable future.

Liquidity and Capital Resources. As of September 30, 2011, we have cash of $17,998 and accounts receivable of $6,328, which comprises our current assets.  Our current assets and property and equipment worth $1,970 represent our total assets of $26,296 as of September 30, 2011.

As of September 30, 2011, we had total current liabilities of $160,726, of which $132,946 were represented by accounts payable and accrued expenses and $27,780 were represented by loans from Linda Fischer, our officer and director. This loan from Ms. Fischer is due upon demand together with interest that accrues at the rate of 10% per annum.  The loan funds from Ms. Fischer were used for working capital purposes.  We had no other long term liabilities, commitments or contingencies as of September 30, 2011.

We filed a Registration Statement on Form S-1 to sell 2,000,000 shares of our common stock at a purchase price of $0.12 per share in a direct public offering. The Registration Statement on Form S-1 was declared effective on February 11, 2011.  On April 6, 2011, we sold 128,333 shares our common stock to for cash of $15,400 pursuant to that Registration Statement. We have used those proceeds for working capital and general corporate purposes.

During 2012, we expect to incur significant accounting costs of $20,000 per year associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will be up to $50,000 per year and will continue to impact our liquidity. Those fees will be higher if our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash of $17,998 as of September 30, 2011. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital in addition to the funds raised in our recent offering.  No assurances can be given that we will obtain sufficient working capital to sustain ongoing operations. If we do not raise additional capital, then we may not be able to conduct our current activities and expand our operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sur Ventures, Inc.

We have audited the accompanying balance sheets of Sur Ventures, Inc. (a development stage company) as of September 30, 2011 and 2010, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years then ended and for the period from inception (December 4, 2007) through September 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sur Ventures, Inc. (a development stage company) as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from inception (December 4, 2007) through September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments may result from the outcome of this uncertainty.

Q Accountancy Corporation

/s/ Q Accountancy Corporation
Laguna Hills, California
December 29, 2011

SUR VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	September 30, 2011	September 30, 2010
Current assets
Cash	$17,998	$59,317
Accounts receivable	6,328	60,160

Total current assets	24,326	119,477

Property and equipment, net of $1,724 and $985 accumulated depreciation, respectively	1,970	2,709

Total assets	$26,296	$122,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$132,946	$73,804
Loans from stockholder	27,780	96,383

Total current liabilities	160,726	170,187

Stockholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 3,894,833 and 3,766,500 shares issued and outstanding, respectively	3,895	3,767
Additional paid-in capital	65,080	43,808
Deficit accumulated during the development stage	(203,405)	(95,576)

Total stockholders’ deficit	(134,430)	(48,001)

Total liabilities and stockholders’ deficit	$26,296	$122,186

See accompanying notes to financial statements.

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2011	For the Year Ended September 30, 2010	For the Period from Inception (December 4, 2007) through September 30, 2011

Sales	$116,732	$60,160	$176,892
Cost of goods sold	72,714	44,160	116,874

Gross profit	44,018	16,000	60,018

Operating expenses
Officer compensation	18,000	6,000	30,000
General and administrative	70,243	4,321	138,698

Total operating expenses	88,243	10,321	168,698

Income (loss) from continuing operations	(44,225)	5,679	(108,680)

Interest expense	(3,109)	(3,540)	(8,913)

Income (loss) before income taxes and discontinued operations	(47,334)	2,139	(117,593)

Loss from discontinued operations	(60,495)	(18,315)	(85,812)

Loss before income taxes	(107,829)	(16,176)	(203,405)

Provision for income taxes	-	-	-

Net loss	$(107,829)	$(16,176)	$(203,405)

Net loss per common share – basic and diluted	$(0.03)	$(0.00)	$(0.06)

Weighted average of common shares – basic and diluted	3,796,386	3,654,077	3,296,685

See accompanying notes to financial statements

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2007)
THROUGH SEPTEMBER 30, 2011

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, December 4, 2007	-	$-	$-	$-	$-

Issuance of common stock for services, December 5, 2007	1,000,000	1,000	-	-	1,000

Issuance of common stock for cash, January 15, 2008	2,500,000	2,500	2,500	-	5,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	4,500	-	4,500

Net loss	-	-	-	(28,553)	(28,553)

Balance, September 30, 2008	3,500,000	3,500	7,000	(28,553)	(18,053)

Issuance of common stock for cash, June 5, 2009	31,500	32	1,543	-	1,575

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(50,847)	(50,847)

Balance, September 30, 2009	3,531,500	3,532	14,543	(79,400)	(61,325)

Issuance of common stock for cash, April 1, 2010	235,000	235	23,265	-	23,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(16,176)	(16,176)

Balance, September 30, 2010	3,766,500	$3,767	$43,808	$(95,576)	$(48,001)

Issuance of common stock for cash, April 6, 2011	128,333	128	15,272	-	15,400

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(107,829)	(107,829)

Balance, September 30, 2011	3,894,833	$3,895	$65,080	$(203,405)	$(134,430)

See accompanying notes to financial statements

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2011	For the Year Ended September 30, 2010	For the Period from Inception (December 4, 2007) through September 30, 2011
Cash flows from operating activities
Net loss	$(107,829)	$(16,176)	$(203,405)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	6,000	6,000	22,500
Common stock issued for services	-	-	1,000
Depreciation	739	607	1,724
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	53,832	(60,160)	(6,328)
Decrease in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	59,142	27,540	132,946

Net cash provided by (used in) operating activities	11,884	(42,189)	(51,563)

Cash flows from investing activities
Purchase of property and equipment	-	(878)	(3,694)

Net cash used by investing activities	-	(878)	(3,694)

Cash flows from financing activities
Proceeds from issuance of stockholder loans	68,177	77,500	167,560
Payments on stockholder loans	(136,780)	-	(139,780)
Proceeds from issuance of common stock	15,400	23,500	45,475

Net cash provided by (used in) financing activities	(53,203)	101,000	73,255

Net increase (decrease) in cash	(41,319)	57,933	17,998

Cash, beginning of period	59,317	1,384	-

Cash, end of period	$17,998	$59,317	$17,998

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The Company previously operated an event planning and management division. In September 2011, the Company closed this division and accordingly, all amounts associated with the event planning services have been reclassified and presented as discontinued operations as further described in Note 9.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair value.  As of September 30, 2011, the Company does not believe there is any impairment of its long-lived assets.

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue is to be recognized from sales of its products when (a) persuasive evidence of a sale with a customer exists, (b) products are delivered and title passes, (c) fee is fixed or determinable, and (d) collection of the fee is reasonably assured.

Cost of Product Sales

The Company’s shipping and handling costs are included in cost of sales for all periods presented.

Provision for Income Taxes

The Company accounts for income taxes under ASC No. 740, Accounting for Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (December 4, 2007) through September 30, 2011, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, Earnings Per Share, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2011, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have a material impact on its financial statements.

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($203,405) from inception (December 4, 2007) through September 30, 2011. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

In September 2011, management discontinued the Company's event planning business to further focus on its computer memory sales.  Management anticipates that this will assist the Company in achieving profitable operations in the future, but cannot be reasonably assured that profitability will occur as of the end of the fiscal year ended September 30, 2011.

3.            FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

4.            COMPENSATED ABSENCES

The Company currently does not have any employees other than the Company’s officer.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of September 30, 2011.

5.            LOANS FROM STOCKHOLDER

The Company has an outstanding note payable with a stockholder in the aggregate amount of $27,780 as of September 30, 2011.  Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

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
SEPTEMBER 30, 2011

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

As of September 30, 2011, the Company had federal net operating loss carryforwards of approximately ($204,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2031.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of September 30, 2011 and September 30, 2010 are as follows:

	2011		2010

Federal net operating loss (@ 25%)		$52,500		$19,625
Less: valuation allowance		(52,500)		(19,625)

Net deferred tax asset	$	---	$	---

The valuation allowance increased $32,875 for the year ended September 30, 2011.

8.            RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2007) through September 30, 2011, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $500 per month to operations.  For the year ended September 30, 2011 and 2010, the Company recorded rent expense of $6,000 and $6,000, respectively.

Effective December 15, 2007, the Company agreed to compensate its President $2,000 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to the President totaled $92,000 at September 30, 2011.

9.    DISCONTINUED OPERATIONS

In September 2011, the Company discontinued its event planning management services.  Accordingly, all items of income and expense associated with this activity have been classified as discontinued operations within the Company's statements of operations for all periods presented in accordance with ASC 205-20.  The Company does not expect any continuing cash flows or involvement in the event planning activity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

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

Management's annual report on internal control over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of September 30, 2011, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Such compensating procedures and processes included engaging an outside certified public accountant to review our financial statements and periodic reports.  Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

Except as described above with respect to the implementation of the compensating procedures and processes to remediate the material weakness, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Linda Fischer	36	Chief Executive Officer, President, Chief Financial Officer, Secretary, and a director
Nicole Budovec	33	Director

Biographical resumes of each officer and director are set forth below.

Linda Fischer. Ms. Fischer has been our Chief Executive Officer, President, Chief Financial Officer, Secretary and a director since May 2008. From 2008 to 2010, Ms. Fischer has been responsible for our day to day operations and the development of our business. In addition, Ms. Fischer has worked as a real estate sales agent since 2002. Ms. Fischer possesses a real estate salesperson license from the California Department of Real Estate.  Ms. Fischer earned her Associates of Arts degree from Santa Monica Community College in 1998.  Ms. Fischer has not been a director of any other reporting company.

Nicole Budovec. Ms. Budovec has been one of our directors since December 2010.  For the past five years, Ms. Budovec has been worked as a strategic consultant and recruiter with significant experience in the Internet and social media industry. From June 2010 to the present, Ms. Budovec has served as the lead recruiter for Corporate Communications at Facebook. Prior to joining Facebook, Ms. Budovec served as a sales and marketing recruiter for Google for the first half of 2010, and as a marketing recruiter at Yahoo for the latter half of 2009. During 2008, Ms. Budovec served as a sales recruiter for Fox Interactive Media, where she led sales recruiting efforts for its web properties including: MySpace.com, MySpaceMusic.com, AmericanIdol.com, FoxSports.com, IGN.com, and Photobucket.com. During 2006 and 2007, Ms.  Budovec served as a recruiter at Farmers Insurance, Allstate Insurance and Pfizer Pharmaceuticals.  Ms. Budovec earned her Bachelor of Arts degree in Communications from University of Illinois at Chicago in 2002.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the Board of Directors and, subject to employment agreements, serve at the discretion of the board.  Currently, directors receive no cash compensation.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

There are no family relationships among our directors or among our executive officers.

Corporate Governance.

Committees. Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Directors' composition and our relatively limited operations, the Board of Directors believes it is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert. Presently, the Board of Directors acts as the audit committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Code of Ethics.  We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Director Independence.  We believe that Nicole Budovec is an independent member of our Board of Directors as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 11. Executive Compensation.

Summary Compensation Table.   The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the year ended September 30, 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Linda Fischer, Chief Executive Officer, President, Chief Financial Officer, and Secretary	2011	$24,000	0	0	0	0	0	0	$24,000

Outstanding Equity Awards. As of September 30, 2011, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Linda Fischer, Chief Executive Officer, President, Chief Financial Officer, and Secretary	0	0	0	0	0	0	0	0	0

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made during the fiscal year ended September 30, 2011.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended September 30, 2011:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Linda Fischer	0	0	0	0	0	0	0
Nicole Budovec	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2011, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is c/o Sur Ventures, Inc. 500 Newport Center Drive, Suite 800, Newport Beach, CA 92660.

Title of Class	Name of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percentage of Class (1)
Common Stock	Linda Fischer	3,490,000 Shares Chief Executive Officer, President, Chief Financial Officer, and Secretary and a director	89.6%
Common Stock	Nicole Budovec	5,000 Shares director	0.128%
Common Stock	All Executive Officers and Directors as a Group	3,495,000 Shares	89.74%

(1)	Percentage of beneficial ownership of our common stock is based on 3,894,833 shares of common stock outstanding as of the date of the table.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control.   Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

Linda Fischer, our officer and director, provides approximately 200 square feet of office space at no charge. Our financial statements reflect the fair market value of that space which is approximately $500.00 per month. For the year ended September 30, 2011 and 2010, we recorded rent expense of $6,000 and $6,000, respectively.

Effective December 15, 2007, we agreed to compensate our President, Linda Fischer, $2,000 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to Ms. Fischer totaled $92,000 at September 30, 2011.

We have an outstanding notes payable with Linda Fischer, our officer, director and principal stockholder, in the amount of $27,780 as of September 30, 2011.  Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for the fiscal year ended September 30, 2011 and the year ended September 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $15,000 and $12,500, respectively.

Audit-Related Fees. For the fiscal year ended September 30, 2011 and the year ended September 30, 2010, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal year ended September 30, 2011 and the year ended September 30, 2010, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on December 13, 2010
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 filed on December 13, 2010
10.1	Promissory Note for Linda Fischer, dated June 27, 2008, incorporated by reference to Exhibit 10.1 of our Amendment No. 1 to our Registration Statement on Form S-1/A filed on January 12, 2011
10.2	Promissory Note for Linda Fischer, dated August 18, 2010, incorporated by reference to Exhibit 10.2 of our Amendment No. 1 to our Registration Statement on Form S-1/A filed on January 12, 2011
10.3	Promissory Note for Linda Fischer, dated September 30, 2010, incorporated by reference to Exhibit 10.3 of our Amendment No. 1 to our Registration Statement on Form S-1/A filed on January 12, 2011
10.4	Oral Compensation Agreement with Linda Fischer, incorporated by reference to Exhibit 10.4 of our Amendment No. 2 to our Registration Statement on Form S-1/A filed on February 1, 2011
31.1
Certification of Principal Executive and Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sur Ventures, Inc.
a Nevada corporation

December 29, 2011	By:	/s/ Linda Fischer
Linda Fischer
	Its:	Chief Executive Officer, President, Chief Financial Officer, and Secretary and a director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Linda Fischer	December 29, 2011
Linda Fischer
Its:	Chief Executive Officer, President, Chief Financial Officer, and Secretary and a director
(Principal Executive, Financial and Accounting Officer)

By:	/s/ Nicole Budovec	December 29, 2011
Nicole Budovec
Its:	Director