Form 10-Q
period 2011-12-31
Sur Ventures, Inc.
filed 2012-02-14
CIK 1482179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-171141

 Sur Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2292370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Newport Center Drive, Suite 800, Newport Beach, CA 92660
(Address of principal executive offices) (Zip Code)

(888) 532-5522
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of February 10, 2012, there were 3,894,833 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUR VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	December 31, 2011	September 30, 2011
Current assets
Cash	$22,332	$17,998
Accounts receivable	40	6,328

Total current assets	22,372	24,326

Property and equipment, net of $1,909 and $1,724 accumulated depreciation, respectively	1,785	1,970

Total assets	$24,157	$26,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$181,889	$132,946
Loans from stockholder	25,560	27,780

Total current liabilities	207,449	160,726

Stockholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 3,894,833 and 3,894,833 shares issued and outstanding, respectively	3,895	3,895
Additional paid-in capital	66,580	65,080
Deficit accumulated during the development stage	(253,767)	(203,405)

Total stockholders’ deficit	(183,292)	(134,430)

Total liabilities and stockholders’ deficit	$24,157	$26,296

See accompanying notes to financial statements.

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31, 2011	For the Three Months Ended December 31, 2010	For the Period from Inception (December 4, 2007) through December 31, 2011

Sales	$16,649	$-	$193,541
Cost of goods sold	3,108	-	119,982

Gross profit	13,541	-	73,559

Operating expenses
Officer compensation	6,500	-	36,500
General and administrative	56,759	-	195,457

Total operating expenses	63,259	-	231,957

Loss from continuing operations	(49,718)	-	(158,398)

Interest expense	(644)	(752)	(9,557)

Loss before discontinued operations and income taxes	(50,362)	(752)	(167,955)

Loss from discontinued operations	-	(39,902)	(85,812)

Loss before income taxes	(50,362)	(40,654)	(253,767)

Provision for income taxes	-	-	-

Net loss	$(50,362)	$(40,654)	$(253,767)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average of common shares – basic and diluted	3,894,833	3,766,500

See accompanying notes to financial statements.

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2007)
THROUGH DECEMBER 31, 2011

	Common Stock		Additional	Deficit Accumulated During	Total Stockholders’
	Number of Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficit)

Balance, December 4, 2007	-	$-	$-	$-	$-

Issuance of common stock for services, December 5, 2007	1,000,000	1,000	-	-	1,000

Issuance of common stock for cash, January 15, 2008	2,500,000	2,500	2,500	-	5,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	4,500	-	4,500

Net loss	-	-	-	(28,553)	(28,553)

Balance, September 30, 2008	3,500,000	3,500	7,000	(28,553)	(18,053)

Issuance of common stock for cash, June 5, 2009	31,500	32	1,543	-	1,575

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(50,847)	(50,847)

Balance, September 30, 2009	3,531,500	3,532	14,543	(79,400)	(61,325)

Issuance of common stock for cash, April 1, 2010	235,000	235	23,265	-	23,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(16,176)	(16,176)

Balance, September 30, 2010	3,766,500	3,767	43,808	(95,576)	(48,001)

Issuance of common stock for cash, April 6, 2011	128,333	128	15,272	-	15,400

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(107,829)	(107,829)

Balance, September 30, 2011	3,894,833	3,895	65,080	(203,405)	(134,430)

Additional paid-in capital in exchange for facilities provided by related party			1,500		1,500

Net loss	-	-	-	(50,362)	(50,362)

Balance, December 31, 2011	3,894,833	$3,895	$66,580	$(253,767)	$(183,292)

See accompanying notes to financial statements.

SUR VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2011	For the Three Months Ended December 31, 2010	For the Period from Inception (December 4, 2007) through December 31, 2011
Cash flows from operating activities
Net loss	$(50,362)	$(40,654)	$(253,767)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,500	1,500	24,000
Common stock issued for services	-	-	1,000
Depreciation	185	185	1,909
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	6,288	52,660	(40)
Increase in accounts payable and accrued expenses	48,943	23,709	181,889
Increase in deferred revenues	-	7,500	-

Net cash provided by (used in) operating activities	6,554	44,900	(45,009)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,694)

Net cash used by investing activities	-	-	(3,694)

Cash flows from financing activities
Proceeds from issuance of stockholder loans	-	-	167,560
Payments on stockholder loans	(2,220)	(77,500)	(142,000)
Proceeds from issuance of common stock	-	-	45,475

Net cash provided by financing activities	(2,220)	(77,500)	71,035

Net increase (decrease) in cash	4,334	(32,600)	22,332

Cash, beginning of period	17,998	59,317	-

Cash, end of period	$22,332	$26,717	$22,332

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements.

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K for the fiscal year ended September 30, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

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

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($253,767) from inception (December 4, 2007) through December 31, 2011. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.  In September 2011, management discontinued the Company's event planning business to further focus on its computer memory sales. Management anticipates that this will assist the Company in achieving profitable operations in the future, but cannot be reasonably assured if, and when, profitability will occur.

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

5.           LOANS FROM STOCKHOLDER

The Company has outstanding notes payable with a stockholder in the aggregate amount of $25,560 and $27,780 as of December 31, 2011 and September 30, 2011, respectively.  Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

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

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

7.            PROVISION FOR INCOME TAXES (Continued)

As of December 31, 2011 and September 30, 2011, the Company had federal net operating loss carryforwards of approximately ($254,000) and ($210,000), respectively, which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2031.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of December 31, 2011 and September 30, 2011 are as follows:

	12/31/11		9/30/11

Federal net operating loss (@ 34% and 25%, respectively)		$86,000		$52,500
Less: valuation allowance		(86,000)		(52,500)

Net deferred tax asset	$	---	$	---

The valuation allowance increased $33,500 and $32,875 for the three months ended December 31, 2011 and the year ended September 30, 2011, respectively.

8.           RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2007) through December 31, 2011, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $500 per month to operations.  For the three months ended December 31, 2011, the Company recorded rent expense of $1,500.

Effective December 15, 2007, the Company agreed to compensate its President $2,000 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to the President totaled $98,000 and $92,000 at December 31, 2011 and September 30, 2011, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended December 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended December 31, 2011, together with notes thereto and our audited financial statements for the year ended September 30, 2011, together with notes thereto.

For the three months ended December 31, 2011, as compared to the three months ended December 31, 2010.

Results of Operations.

Revenues. We had sales of $16,649 for the three months ended December 31, 2011 from the sale of our computer memory modules, as compared to no sales for the three months ended December 31, 2010. Our costs of goods sold for the three months ended December 31, 2011 was $3,108. Therefore, our gross profit on sales for the three months ended December 31, 2011 was $13,541 as compared to no gross profit on sales for the three months ended December 31, 2010.  The increase in net revenues between the comparable periods is due to sales orders we received from customers, which increased our sales for the three months ended December 31, 2011, and the fact that we did not have any sales in the prior period related to our computer memory products which began in February of 2010. We expect to generate more significant revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months ended December 31, 2011, our total operating expenses were $63,259, as compared to no operating expenses for the three months ended December 31, 2010. Our operating expenses for the three months ended December 31, 2011 were comprised of officer compensation of $6,500 and general and administrative expenses of $56,759. By comparison, we did not have any operating expenses for the three months ended December 31, 2010 related to our computer memory products which began in February of 2010. The increase in general and administrative expenses between the comparable periods is directly related to an increase in costs associated with becoming a public company, and also due to change in business activity from event planning to solely computer memory and module sales.

Loss from Continuing Operations.    For the three months ended December 31, 2011, our loss from continuing operations of our computer memory product business was $49,718, as compared to no loss from continuing operations of this same business activity for the three months ended December 31, 2010.  The increase in the loss from continuing operations between the comparable periods is primarily due to the operating costs associated with our initial event management and planning business.  These costs and expenses occurred throughout the majority of the prior period as opposed to the current period in which our focus shifted to our computer memory products.  The event planning business activity was discontinued in September 2011.

Net Loss.  For the three months ended December 31, 2011, our net loss was $50,362, which consisted of our loss from continuing operations of $49,718 and interest expense of $644.  By comparison, for the three months ended December 31, 2010, our net loss of $40,654, which consisted of our loss from discontinued operations of $39,902 and interest expense of $752.  The increase in net loss between the comparable periods is primarily due to the shift of our primary business activity to computer memory and modules and the costs associated with becoming a public company.  We expect that we will continue to generate net losses for the foreseeable future.

Liquidity and Capital Resources. As of December 31, 2011, we have cash $22,332 and accounts receivable of $40, which comprises our current assets. Our current assets and property and equipment of $1,785 represent our total assets of $24,157 as of December 31, 2011.

As of December 31, 2011, we had liabilities of $207,449, which were represented by accounts payable and accrued expenses of $181,889 and loans from stockholder of $25,560. The loans from stockholder are payable to Linda Fischer, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.  We had no other long term liabilities, commitments or contingencies as of December 31, 2011.

During 2012, we expect to incur significant accounting costs of $25,000 per year associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will be up to $50,000 per year and will continue to impact our liquidity. We also expect to generate more significant revenues from the sale of our computer memory modules in the next twelve months. Those anticipated increases in sales will require additional funds to pay for the costs of the goods sold. Our legal and accounting costs and the costs of goods sold will be higher if our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and increases in the costs of goods sold, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash of $22,332 as of December 31, 2011. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital in addition to the funds raised in our recent offering.  No assurances can be given that we will obtain sufficient working capital to sustain ongoing operations. If we do not raise additional capital, then we may not be able to conduct our current activities and expand our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sur Ventures, Inc., a Nevada corporation

February 14, 2012	By:	/s/ Linda Fischer
Linda Fischer Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)