Form 10-Q
period 2012-03-31
Sur Ventures, Inc.
filed 2012-05-18
CIK 1482179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-171141

  Sur Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2292370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Newport Center Drive, Suite 800, Newport Beach, CA 92660
(Address of principal executive offices) (Zip Code)

(888) 532-5522
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of May 14, 2012, there were 3,894,833 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$53,179	$17,998
Accounts receivable	89,416	6,328
Total current assets	142,595	24,326

Property and equipment, net of $2,094 and $1,724 accumulated depreciation, respectively	1,600	1,970
TOTAL ASSETS	$144,195	$26,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$195,275	$132,946
Loans from stockholder	107,685	27,780
Total current liabilities	302,960	160,726

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $.001 par value; 50,000,000 shares authorized; 3,894,833 shares issued and outstanding, respectively	3,895	3,895
Additional paid-in capital	68,080	65,080
Deficit accumulated during the development stage	(230,740)	(203,405)

Total stockholders' equity (deficit)	(158,765)	(134,430)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$144,195	$26,296

The accompanying notes are an integral part of these condensed financial statements.

SUR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2012	FOR THE THREE MONTHS ENDED MARCH 31, 2011	FOR THE SIX MONTHS ENDED MARCH 31, 2012	FOR THE SIX MONTHS ENDED MARCH 31, 2011	FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2007 THROUGH MARCH 31, 2012)

REVENUES	$175,616	$38,538	$192,265	$52,477	$369,157

COST OF REVENUES	99,768	28,109	102,876	28,109	219,750

GROSS PROFIT	75,848	10,429	89,389	24,368	149,407

OPERATING EXPENSES
Officer compensation	6,000	6,000	12,500	12,000	42,500
General and Administrative	45,413	31,515	102,172	39,454	240,870
TOTAL OPERATING EXPENSES	51,413	37,515	114,672	51,454	283,370

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS AND INCOME TAX EXPENSE	24,435	(27,086)	(25,283)	(27,086)	(133,963)

LOSS FROM DISCONTINUED OPERATIONS	-	(4,625)	-	(44,527)	(85,812)

LOSS BEFORE INCOME TAXES	24,435	(31,711)	(25,283)	(71,613)	(219,775)

OTHER INCOME (EXPENSE)
Interest expense	(1,408)	(819)	(2,052)	(1,571)	(10,965)
TOTAL OTHER INCOME (EXPENSE)	(1,408)	(819)	(2,052)	(1,571)	(10,965)

NET INCOME (LOSS) BEFORE INCOME TAXES	23,027	(32,530)	(27,335)	(73,184)	(230,740)

INCOME TAX (BENEFIT) EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$23,027	$(32,530)	$(27,335)	$(73,184)	$(230,740)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,894,833	3,766,500	3,894,833	3,766,500

NET INCOME (LOSS) PER COMMON SHARE:	$0.01	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

SUR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2007) THROUGH MARCH 31, 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity/(Deficit)

Balance - December 4, 2007	-	$-	$-	$-	$-

Issuance of common stock for services, December 5, 2007	1,000,000	1,000	-	-	1,000

Issuance of common stock for cash, January 15, 2008	2,500,000	2,500	2,500	-	5,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	4,500	-	4,500

Net loss	-	-	-	(28,553)	(28,553)

Balance - September 30, 2008	3,500,000	3,500	7,000	(28,553)	(18,053)

Issuance of common stock for cash, June 5, 2009	31,500	32	1,543	-	1,575

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(50,847)	(50,847)

Balance - September 30, 2009	3,531,500	3,532	14,543	(79,400)	(61,325)

Issuance of common stock for cash, April 1, 2010	235,000	235	23,265	-	23,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(16,176)	(16,176)

Balance - September 30, 2010	3,766,500	$3,767	$43,808	$(95,576)	$(48,001)

Issuance of common stock for cash, April 6, 2011	128,333	128	15,272	-	15,400

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(107,829)	(107,829)

Balance - September 30, 2011	3,894,833	$3,895	$65,080	$(203,405)	$(134,430)

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,000	-	3,000

Net income	-	-	-	(27,335)	(27,335)

Balance - March 31, 2012 (unaudited)	3,894,833	$3,895	$68,080	$(230,740)	$(158,765)

The accompanying notes are an integral part of these financial statements.

SUR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
(UNAUDITED)

			FOR THE PERIOD
			FROM INCEPTION
	FOR THE	FOR THE	(DECEMBER 4, 2007)
	SIX MONTHS ENDED	SIX MONTHS ENDED	THROUGH
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,335)	$(73,184)	$(230,740)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided by related party	3,000	3,000	25,500
Common stock issued for services	-	-	1,000
Depreciation	370	370	2,094

Change in assets and liabilities
(Increase) Decrease in accounts receivable	(83,088)	60,160	(86,416)
Increase (Decrease) in accounts payable and accrued expenses	62,329	37,169	195,275
Net cash provided by (used in) operating activities	(44,724)	27,515	(96,287)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(3,694)
Net cash (used in) investing activities	-	-	(3,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from note payable	94,905	24,280	262,465
Payments on stockholder loans	(15,000)	(94,780)	(154,780)
Proceeds from issuance of common stock	-	-	45,475
Net cash provided by financing activities	79,905	(70,500)	153,160

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,181	(42,985)	53,179

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,998	59,317	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$53,179	$16,332	$53,179

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K for the fiscal year ended September 30, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

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

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($230,740) from inception (December 4, 2007) through March 31, 2012. The Company is subject to those risks associated with development stage companies. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained. In September 2011, management discontinued the Company's event planning business to further focus on its computer memory sales. Management anticipates that this will assist the Company in achieving profitable operations in the future, but cannot be reasonably assured if, and when, profitability will occur.

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

5.   LOANS FROM STOCKHOLDER

The Company has outstanding notes payable with a stockholder in the aggregate amount of $107,685 and $27,780 as of March 31, 2011 and September 30, 2011, respectively. Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum. The loan funds are to be used for working capital purposes.

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

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

As of March 31, 2012 and September 30, 2011, the Company had federal net operating loss carryforwards of approximately ($230,000) and ($210,000), respectively, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2031. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of December 31, 2011 and September 30, 2011 are as follows:

	3/31/2012	9/30/2011

Federal net operating loss (at 30% and 25%, respectively)	$69,000	$52,500
Less: valuation allowance	(69,000)	(52,000)

Net deferred tax assets	$-	$-

The valuation allowance increased by $16,500 for the six months ended March 31, 2012 and increased by $32,875 the year ended September 30, 2011.

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

8.   RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2007) through March 31, 2012, the Company has utilized office space of an officer and stockholder at no charge. The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $500 per month to operations. For the six months ended March 31, 2012, the Company recorded rent expense of $3,000.

Effective December 15, 2007, the Company agreed to compensate its President $2,000 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available. The accrued compensation due to the President totaled $104,000 and $92,000 at March 31, 2012 and September 30, 2011, respectively.

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

10.     SUBSEQUENT EVENTS

On May 9, 2012, we borrowed $290,000 from Linda Fischer, our officer and director, in exchange for a senior secured promissory note. The note is due July 16, 2012 and accrues interest at the rate of 10% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2011 and this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Overview. Sur Ventures, Inc. (“We” or the “Company”) was incorporated in the State of Nevada on December 4, 2007.  We were formed to be a provider of lead generation services for event planners in various locations and began to offer event planning services in 2009. In July 2010, we began distributing and selling computer memory modules, flash memory cards and solid state storage products under the trade name Sur Technologies. In September 2011, we discontinued our event planning, management and lead generation division to devote all of our business efforts to our computer memory modules division.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2012, together with notes thereto, which are included in this report.

For the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Results of Operations.

Revenues. We generated revenues of $175,616 for the three months ended March 31, 2012 from the sale of our computer memory modules, as compared to revenues of $38,538 for the three months ended March 31, 2011. Our cost of revenues for the three months ended March 31, 2012 was $99,768, as compared to cost of revenues of $28,109 for the three months ended March 31, 2011. Therefore, our gross profit for the three months ended March 31, 2012 was $75,848, as compared to a gross profit of $10,429 for the three months ended March 31, 2011.  The increase in revenues between the comparable periods is primarily due to additional sales of our computer memory products and the shift of our primary business activity from event planning to solely computer memory and module sales. We expect to generate more significant revenues as we continue to grow our operations and increase our product offerings.

Operating Expenses. For the three months ended March 31, 2012, our total operating expenses were $51,413, as compared to operating expenses of $37,515 for the three months ended March 31, 2011. Our operating expenses for the three months ended March 31, 2012 were comprised of officer compensation of $6,000 and general and administrative expenses of $45,413. In comparison, our operating expenses for the three months ended March 31, 2011 were comprised of officer compensation of $6,000 and general and administrative expenses of $31,515.  The increase in operating expenses between the comparable periods is primarily related to sales commissions that were paid by us during the three months ended March 31, 2012.

Net Income (Loss).   For the three months ended March 31, 2012, our net income was $23,027, which consisted of net income before discontinued operations of $24,435 and interest expense of $1,408.  In comparison, for the three months ended March 31, 2011, our net loss was $32,530, which consisted of net loss before discontinued operations of $27,086, loss from discontinued operations of $4,625 and interest expense of $819.  The shift from net loss to net income between the comparable periods is primarily due to an increase in sales orders we received from customers and the shift of our primary business activity from event planning to solely computer memory and module sales.

For the six months ended March 31, 2012, as compared to the six months ended March 31, 2011.

Results of Operations.

Revenues. We generated revenues of $192,265 for the six months ended March 31, 2012 from the sale of our computer memory modules, as compared to revenues of $52,477 for the six months ended March 31, 2011. Our cost of revenues for the six months ended March 31, 2012 was $102,876, as compared to cost of revenues of $28,109 for the six months ended March 31, 2011. Therefore, our gross profit for the six months ended March 31, 2012 was $89,389, as compared to a gross profit of $24,368 for the six months ended March 31, 2011.  The increase in net income between the comparable periods is primarily due to additional sales of our computer memory products and the shift of our primary business activity from event planning to solely computer memory and module sales. We expect to generate more significant revenues as we continue to grow our operations and increase our product offerings.

Operating Expenses. For the six months ended March 31, 2012, our total operating expenses were $114,672, as compared to operating expenses of $51,454 for the six months ended March 31, 2011. Our operating expenses for the six months ended March 31, 2012 were comprised of officer compensation of $12,500 and general and administrative expenses of $102,172. In comparison, our operating expenses for the six months ended March 31, 2011 were comprised of officer compensation of $12,000 and general and administrative expenses of $39,454.  The increase in operating expenses between the comparable periods is directly related to an increase in costs associated with being a public company, such as legal and accounting costs, as well as sales commissions that were paid by us during the six months ended March 31, 2012.

Net Loss.   For the six months ended March 31, 2012, our net loss was $27,335, which consisted of net loss before discontinued operations of $25,283 and interest expense of $2,052.  In comparison, for the six months ended March 31, 2011, our net loss was $73,184, which consisted of net loss before discontinued operations of $27,086, loss from discontinued operations of $44,527 and interest expense of $1,571.  The decrease in net loss between the comparable periods is primarily due to an increase in sales orders we received from customers and the shift of our primary business activity from event planning to solely computer memory and module sales.

Liquidity and Capital Resources. As of March 31, 2012, we have cash $53,179 and accounts receivable of $89,416, which comprises our current assets. Our current assets and property and equipment of $1,600 represent our total assets of $144,195 as of March 31, 2012.

As of March 31, 2012, we had total current liabilities of $302,960, which were represented by accounts payable and accrued expenses of $195,275 and loans from stockholder of $107,685.  The accounts payable and accrued expenses are comprised primarily of legal fees payable and accrued officer compensation due to Linda Fischer, our officer and director. The loans from stockholder are payable to Linda Fischer, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes and to finance purchase orders that we receive from our customers.  We had no other long term liabilities, commitments or contingencies as of March 31, 2012.

During 2012, we expect to incur significant legal and accounting costs as a result of being a public company. We also expect to generate more significant revenues from the sale of our computer memory modules in the next twelve months. Those anticipated increases in sales will require additional funds to pay for the costs of the goods sold. Our legal and accounting costs and the costs of goods sold will be higher as our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and increases in the costs of goods sold, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash of $53,179 as of March 31, 2012. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations significantly.  Linda Fischer, our officer and director, has provided loans to us to finance purchase orders that we receive from our customers and we expect Ms. Fischer will continue to do so, although she is not obligated to provide those loans.  We also believe that we can finance purchase orders that we receive from our customers with other parties as well, although we cannot guarantee that we can finance those purchase orders on favorable terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

The information set forth below is included herewith for the purpose of providing the disclosures required under “Item 8.01 - Other Events” of Form 8-K.

On May 17, 2012, we launched a corporate website, located at www.surventuresinc.com.  Our website provides a link to our computer memory modules division, Sur Technologies.  In addition, our corporate website hosts the Company’s Annual, Quarterly and Current Reports filed with the Securities and Exchange Commission, as well as corresponding XBRL Interactive Data Files.  Our corporate website also lists the Company’s contact information.

Item 6.  Exhibits.

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

Sur Ventures, Inc., a Nevada corporation

May 18, 2012	By:	/s/ Linda Fischer
Linda Fischer Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)