Form 10-Q
period 2012-06-30
Sur Ventures, Inc.
filed 2012-08-09
CIK 1482179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-171141

  Sur Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2292370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 9, 2012, there were 3,894,833 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SUR VENTURES, INC
CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,217	$17,998
Accounts receivable	917,346	6,328
Inventory	4,654	-
Total current assets	923,217	24,326

Property and equipment, net of $2,278 and $1,724 accumulated depreciation, respectively	1,416	1,970
TOTAL ASSETS	$924,633	$26,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$273,031	$132,946
Loans from stockholder	223,628	27,780
Notes payable - related party	459,000	-
Total current liabilities	955,659	160,726

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $.001 par value; 50,000,000 shares authorized; 3,894,833 shares issued and outstanding, respectively	3,895	3,895
Additional paid-in capital	69,580	65,080
Accumulated deficit	(104,501)	(203,405)

Total stockholders' equity (deficit)	(31,026)	(134,430)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$924,633	$26,296

SUR VENTURES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30, 2012	FOR THE THREE MONTHS ENDED JUNE 30, 2011	FOR THE NINE MONTHS ENDED JUNE 30, 2012	FOR THE NINE MONTHS ENDED JUNE 30, 2011

REVENUES	$1,114,368	$10,954	$1,306,633	$63,431

COST OF REVENUES	938,000	6,778	1,040,876	34,887

GROSS PROFIT	176,368	4,176	265,757	28,544

OPERATING EXPENSES
Officer compensation	6,000	6,000	18,500	18,000
General and administrative	36,169	12,747	138,341	52,201
TOTAL OPERATING EXPENSES	42,169	18,747	156,841	70,201

OTHER INCOME (EXPENSE)
Interest expense	(7,960)	(806)	(10,012)	(2,377)
TOTAL OTHER INCOME (EXPENSE)	(7,960)	(806)	(10,012)	(2,377)

INCOME (LOSS) FROM CONTINUING OPERATIONS	126,239	(15,377)	98,904	(44,034)

(LOSS) FROM DISCONTINUED OPERATIONS	-	(5,710)	-	(50,237)

INCOME (LOSS) BEFORE INCOME TAXES	126,239	(21,087)	98,904	(94,271)

INCOME TAX (BENEFIT) EXPENSE	-	-	-	-

NET INCOME (LOSS)	$126,239	$(21,087)	$98,904	$(94,271)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,894,833	3,886,371	3,894,833	3,785,571

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.01)	$0.03	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

SUR VENTURES, INC.
CONDENSED  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2007) THROUGH JUNE 30, 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity/(Deficit)

Balance - September 30, 2010	3,766,500	$3,767	$43,808	$(95,576)	$(48,001)

Issuance of common stock for cash, April 6, 2011	128,333	128	15,272	-	15,400

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(107,829)	(107,829)

Balance - September 30, 2011 (Audited)	3,894,833	$3,895	$65,080	$(203,405)	$(134,430)

Additional paid-in capital in exchange for facilities provided by related party	-	-	4,500	-	4,500

Net income	-	-	-	98,904	98,904

Balance - June 30, 2012 (Unaudited)	3,894,833	$3,895	$69,580	$(104,501)	$(31,026)

The accompanying notes are an integral part of these condensed financial statements.

SUR VENTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30, 2012	FOR THE NINE MONTHS ENDED JUNE 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$98,904	$(94,271)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided by related party	4,500	4,500
Common stock issued for services	-	-
Depreciation	554	554

Change in assets and liabilities
(Increase) Decrease in accounts receivable	(911,018)	28,400
Increase in accounts payable and accrued expenses	140,085	49,945
(Increase) in inventory	(4,654)	-
Net cash provided by (used in) operating activities	(671,629)	(10,872)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from note payable	459,000	-
Payments on loans from stockholder	(120,000)	(94,780)
Proceeds from loans from stockholder	315,848	51,305
Proceeds from issuance of common stock	-	15,400
Net cash provided by financing activities	654,848	(28,075)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,781)	(38,947)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,998	59,317

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,217	$20,370

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SUR VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Sur Ventures, Inc. was incorporated under the laws of the State of Nevada on December 4, 2007.  The Company is a computer equipment and services company which sells computer equipment and various computer related services. The Company previously operated an event planning and management division. In September 2011, the Company closed this division and accordingly, all amounts associated with the event planning services have been reclassified and presented as discontinued operations as further described in Note 10.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K for the fiscal year ended September 30, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

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

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method.   We have no obsolete or slow moving inventory

Recent Accounting Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have a material impact on its financial statements.

SUR VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of ($104,501) from inception (December 4, 2007) through June 30, 2012. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained. In September 2011, management discontinued the Company's event planning business to further focus on its computer memory sales. Management anticipates that this will assist the Company in achieving profitable operations in the future, but cannot be reasonably assured if, and when, profitability will occur.

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

5.   LOANS FROM STOCKHOLDER

The Company has outstanding notes payable with a stockholder in the aggregate amount of $343,628 and $27,780 as of June 30, 2012 and September 30, 2011, respectively. Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum. The loan funds are to be used for working capital purposes.  The Company paid $120,000 of loans during the nine months ended June 30, 2012.

6.   NOTES PAYABLE – RELATED PARTY PAYABLE

During the nine months ended June 30, 2012, the Company issued two notes payable to a related party for $459,000.  The notes are payable on July 16, 2012 and accrue interest at 10%.  The notes were paid in full on July 19, 2012.

SUR VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

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

As of June 30, 2012 and September 30, 2011, the Company had federal net operating loss carryforwards of approximately ($96,000) and ($210,000), respectively, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2031. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

SUR VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

8.   PROVISION FOR INCOME TAXES (Continued)

A summary of the Company’s deferred tax assets as of June 30, 2012 and September 30, 2011 are as follows:

	2012	2011

Federal net operating loss (at 34% and 25%, respectively)	$29,000	$52,500
Less: valuation allowance	(29,000)	(52,500)

Net deferred tax assets	$-	$-

The valuation allowance decreased by $23,500 for the nine months ended June 30, 2012 and increased by $32,875 the year ended September 30, 2011.

9.   RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2007) through June 30, 2012, the Company utilized office space of an officer and stockholder at no charge. The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $500 per month to operations. For the nine months ended June 30, 2012, the Company recorded rent expense of $4,500. Effective December 15, 2007, the Company agreed to compensate its President $2,000 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available. The accrued compensation due to the President totaled $110,000 and $92,000 at June 30, 2012 and September 30, 2011, respectively.

10.     DISCONTINUED OPERATIONS

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

11.     CONCENTRATIONS OF CREDIT

For the nine months ended June 30, 2012, the Company had two (2) customers that accounted for approximately 70% of its sales.  In addition, at June 30, 2012, these two customers represented approximately 95% of the Company's outstanding receivables.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2011 and this Quarterly Report on Form 10-Q for the period ended June 30, 2012.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2012, together with notes thereto, which are included in this report.

For the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Results of Operations.

Revenues. We generated revenues of $1,114,368 for the three months ended June 30, 2012 from the sale of our computer memory modules, as compared to revenues of $10,954 for the three months ended June 30, 2011. Our cost of revenues for the three months ended June 30, 2012 was $938,000, as compared to cost of revenues of $6,778  for the three months ended June 30, 2011. Therefore, our gross profit for the three months ended June 30, 2012 was $176,368, as compared to a gross profit of $4,176 for the three months ended June 30, 2011.  The increase in revenues between the comparable periods is primarily due to additional sales of our computer memory products to two (2) customers and the shift of our primary business activity from event planning to solely computer memory and module sales. We hope to generate more significant revenues as we continue to grow our operations and increase our product offerings.

Operating Expenses. For the three months ended June 30, 2012, our total operating expenses were $42,169, as compared to operating expenses of $18,747 for the three months ended June 30, 2011. Our operating expenses for the three months ended June 30, 2012, were comprised of officer compensation of $6,000 and general and administrative expenses of $36,169. In comparison, our operating expenses for the three months ended June 30, 2011 were officer compensation of $6,000 and general and administrative expenses of $12,747. The increase in operating expenses between the comparable periods is primarily related to sales commissions that were paid by us during the three months ended June 30, 2012.

Net Income (Loss).   For the three months ended June 30, 2012, our net income was $126,239, which consisted of income from continuing operations of $126,239 including interest expense of $7,960.  In comparison, for the three months ended June 30, 2011, our net loss was $21,087, which consisted of loss from continuing operations of $15,377 and a loss from discontinued operations of $5,710.  The shift from net loss to net income between the comparable periods is primarily due to an increase in sales orders we received from two (2) customers and the shift of our primary business activity from event planning to solely computer memory and module sales.

For the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011.

Results of Operations.

Revenues. We generated revenues of $1,306,633 for the nine months ended June 30, 2012 from the sale of our computer memory modules, as compared to revenues of $63,431 for the nine months ended June 30, 2011. Our cost of revenues for the nine months ended June 30, 2012 was $1,040,876, as compared to cost of revenues of $34,887 for the nine months ended June 30, 2011. Therefore, our gross profit for the nine months ended June 30, 2012 was $265,757, as compared to a gross profit of $28,544 for the nine months ended June 30, 2011.  The increase in net income between the comparable periods is primarily due to additional sales of our computer memory products to two (2) customers and the shift of our primary business activity from event planning to solely computer memory and module sales. We hope to generate more significant revenues as we continue to grow our operations and increase our product offerings.

Operating Expenses. For the nine months ended June 30, 2012, our total operating expenses were $156,841, as compared to operating expenses of $70,201 for the nine months ended June 30, 2011. Our operating expenses for the nine months ended June 30, 2012 were comprised of officer compensation of $18,500 and general and administrative expenses of $138,341. In comparison, our operating expenses for the nine months ended June 30, 2011 were comprised of officer compensation of $18,000 and general and administrative expenses of $52,201.  The increase in operating expenses between the comparable periods is directly related to an increase in costs associated with being a public company, such as legal and accounting costs, as well as sales commissions that were paid by us during the nine months ended June 30, 2012.

Net Income (Loss).   For the nine months ended June 30, 2012, our net income was $98,904, which consisted of income from continuing operations of $98,404 including interest expense of $10,012.  In comparison, for the nine months ended June 30, 2011, our net loss was ($94,271), which consisted of loss from continuing operations of $44,034, and a loss from discontinued operations of $50,237.  The change from net loss to net income between the comparable periods is primarily due to an increase in sales orders we received from two (2) customers and the shift of our primary business activity from event planning to solely computer memory and module sales.

Liquidity and Capital Resources. As of June 30, 2012, we have cash $1,217, accounts receivable of $917,346 and inventory of $4,654 , which comprises our current assets. Our current assets and property and equipment of $1,416 represent our total assets of $924,633 as of June 30, 2012.

As of June 30, 2012, we had total current liabilities of $955,659, which were represented by accounts payable and accrued expenses of $273,031, loans from stockholder of $223,628 and notes payable to a related party of $459,000.  The accounts payable and accrued expenses are comprised primarily of legal fees payable and accrued officer compensation due to Linda Fischer, our officer and director. The loans from stockholder are payable to Linda Fischer, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds were used for working capital purposes and to finance purchase orders that we received from our customers. We paid $120,000 of these loans during the nine months ended June 30, 2012.

On May 9, 2012, we executed a senior secured promissory note in the amount of $290,000 and a security agreement with Linda Fischer, our officer, director, and principal stockholder. The note is payable on July 16, 2012 and bears interest of 10% per annum.  The note was repaid in full on July 19, 2012.

On May 29, 2012, we executed a second senior secured promissory note in the amount of $169,000 with Ms. Fischer. The note is also payable on July 16, 2012 and bears interest of 10% per annum. The note is secured by the security agreement dated May 9, 2012 between us and Ms. Fischer. The note was repaid in full on July 19, 2012.

We had no other long term liabilities, commitments or contingencies as of June 30, 2012.

During 2012, we expect to incur significant legal and accounting costs as a result of being a public company. We also expect to generate significant revenues from the sale of our computer memory modules in the next twelve months. Those anticipated increases in sales will require additional funds to pay for the costs of the goods sold and finance purchase orders we receive. Our legal and accounting costs and the costs of goods sold will be higher as our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and increases in costs of goods sold  and the amount of funds needed to finance purchase orders we receive , we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash of $1,217 as of June 30, 2012. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  Linda Fischer, our officer and director, has provided loans to us to finance purchase orders that we receive from our customers and we expect Ms. Fischer will continue to do so, although she is not obligated to provide those loans.  We also believe that we can finance purchase orders that we receive from our customers with other parties as well, although we cannot guarantee that we can finance those purchase orders on favorable terms.

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

Item 6.  Exhibits.

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

Sur Ventures, Inc., a Nevada corporation

August 9, 2012	By:	/s/ Linda Fischer
Linda Fischer Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)