Form 10-K
period 2012-09-30
Sur Ventures, Inc.
filed 2013-01-09
CIK 1482179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of March 31, 2012, approximately $59,974.95.

As of January 7, 2013, there were 3,894,833 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of Sur Ventures, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

Our Business. We are a reseller of computer memory modules, flash memory cards and solid state storage products, which are manufactured by third parties.  The products that we sell are used for a variety of applications in the computing, networking, communications, printer, storage, defense and industrial markets worldwide. Products that incorporate memory products include servers, routers, switches, storage systems, workstations, personal computers, notebooks, printers and gaming machines.

We generate product revenues predominantly from sales of our memory modules, flash memory cards and other solid state storage products, principally to system integrators, resellers and other customers in various industries. Sales of our products are generally made pursuant to purchase orders rather than long-term commitments. Our revenues are dependent upon demand in the end markets that we serve and fluctuations in end-user demand can have a rapid and material effect on our sales.  Furthermore, sales to relatively few customers have accounted, and we expect will continue to account for a significant percentage of our revenues in the foreseeable future.

Our Products.

DRAM Modules.  We sell Dynamic Random Access Memory (“DRAM”) modules utilizing a wide range of DRAM technologies from Synchronous DRAM (“SDRAM”) to double-data-rate (“DDR”), and other high performance DRAM devices. All of the DRAM devices that we sell are manufactured by third parties.  DRAM modules are collections of dynamic random access memory chips assembled on circuit boards. DRAM modules are used in desktop and laptop computers as well as servers. Different types of DRAM modules are used in servers to augment memory capacity, in networking applications to increase bandwidth and ensure signal integrity, and in mobile applications to provide memory capacity with low power consumption and compact design.

Solid State Drives. We sell solid state drives (“SSDs”), which are manufactured by third parties. SSDs are data storages device that uses solid-state memory to store data. SSDs have no moving parts and are designed to reside inside the computer in place of a more traditional hard drive. While a traditional hard drive has drive motors to spin up the magnetic platters and the drive heads, all the storage on a solid state drive is handled by flash memory chips.

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

Sales and Marketing.  We primarily sell our products through two third-party sales representatives. Our direct sales and marketing efforts are conducted incorporating those third-party sales representatives together with our sole officer. In addition, we sell to value added dealers, distributors and end users.

Our marketing strategy is to promote our services and products and attract businesses to us.  Our marketing initiatives will include:

●	establish relationships with industry professionals, who can refer customers to us;
●	attend industry tradeshows;
●	initiate direct contact with potential customers;
●	advertise in technical journals and related websites; and
●	direct telephone and mail solicitation.

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

As part of our business and growth strategy, we may acquire businesses, products or technologies that allow us to complement our existing product offering and expand our market coverage. We believe that the current marketplace of companies that resell computer and technology related products is highly fragmented, with numerous small and medium sized companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded company to acquire several, smaller and more established such companies with already-established reputations and product lines using our common stock as payment for any potential acquisitions. Our acquisition strategy is designed to complement our core business. If we do find suitable acquisition opportunities, we cannot guarantee that we will be able to consummate the acquisitions on commercially acceptable terms or at all, or may not realize the anticipated benefits of any acquisitions we do undertake.

Customers. We currently provide products to value added dealers, distributors and end users.  Although we are working to expand our customer base, two of our customers have accounted for the large amount of our revenues for the fiscal year ended September 30, 2012. We expect that these customers may continue to account for a large portion of our revenues for the next twelve months. All of our products sales from customers are on a purchase order basis and we do not have any contractual agreements with customers. If our relationships with any of our customers were disrupted, we could lose a significant portion of our anticipated revenues.

Suppliers. We have developed and maintained relationships with a limited number of suppliers for our products. We purchase all of our products from our suppliers on a purchase order basis and do not have long-term commitments from suppliers. Our suppliers are not required to supply us with any minimum quantities and we cannot guarantee that our suppliers will supply the quantities of products we may need to meet our customers’ orders in a timely manner. If any of our suppliers experience quality control problems, we may not be able to fill customer orders.

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

Our Websites.   Our corporate website is located at www.surventuresinc.com and provides our reports filed with the SEC and our contact information including our address, telephone number and fax number. Our website for Sur Technologies is located at www.surtechnologies.com and provides information about our computer memory product business and contact information.

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

Government Regulation. We are also subject to federal, state and local laws and regulations generally applied to businesses. We believe that we are in conformity with all applicable laws in California, Nevada and the United States.

Our Research and Development.   We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future.

Intellectual Property. We have filed two trademark applications in the United States related to our brands, products and services. We do not presently own any patents, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

We own the Internet domain names www.surventuresinc.com, which is our corporate website, and www.surtechnologies.com, which is related to our computer memory product business. We also own certain Internet domain names related to our former event planning and lead generation business, although we intend to let those domains expire as we are no longer pursuing that business. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Employees. As of September 30, 2012, we had two full time employees including our sole officer. We have independent, third-party sales representatives that sell products for us. We anticipate that we will require independent contractors as consultants to support our expansion and business development.

Facilities. Our executive, administrative and operating offices are located at 500 Newport Center Drive, Suite 800, Newport Beach, CA 92660 and our telephone number is (888) 532-5522.

Subsidiary. We wholly own and operate Sur Technologies Corp., a Nevada corporation.  Sur Technologies Corp. was incorporated in Nevada on October 1, 2012.

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

We began distributing and selling computer memory modules, flash memory cards and solid state storage products under the trade name Sur Technologies in July 2010. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues.

We have limited revenues to sustain our operations.

To date, we have generated limited revenues. The success of our business operations will depend upon our ability to obtain additional customers and provides quality products and services to those customers. We are not able to predict whether we will be able to develop our business and generate more significant revenues. If we are not able to generate more significant revenues and attain sustainable operations, then we may be forced to scale back a portion of our operations.

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

We currently provide products to a small number of customers.  Two of our customers have accounted for a large amount of our revenues for the fiscal year ended September 30, 2012. We expect that these customers will continue to account for a large portion of our revenues for the next twelve months.  All of our products sales from customers are on a purchase order basis and we do not have any contractual agreements with customers.  If our relationships with any of our customers were disrupted, we could lose a significant portion of our anticipated revenues.

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

We may experience cancellations of orders and fluctuations in order levels from period to period. Certain customer purchase orders may be cancelled or delayed with limited or no notice or penalties. We cannot guarantee that we will be able to replace such purchase orders with new orders. These occurrences would have a negative impact on our results of operations and our financial condition.

We are substantially dependent on a limited number of suppliers, which subjects us to certain risks if we are unable to obtain adequate supplies in a timely manner.

We are currently dependent on a limited number of suppliers for our products. We purchase all of our products from our suppliers on a purchase order basis and do not have long-term commitments from suppliers. Our suppliers are not required to supply us with any minimum quantities and we cannot guarantee that our suppliers will supply the quantities of products we may need to meet our customers’ orders in a timely manner. If any of our suppliers experience quality control problems, we may not be able to fill customer orders. The inability to fill customer orders could cause delays, customer cancellations, disruptions or reductions in product shipments which could damage relationships with current or prospective customers and increase costs or prices. A disruption in or termination of our supply relationship with any of our significant suppliers or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product sales, which could damage relationships with our customers or increase our costs or the prices of our products.

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

We may need additional financing to execute our business plan.

The revenues from the sale of our products are not currently adequate to support our expansion. We may need additional funds to:

•	effectuate our business plan;
•	expand our customer base;
•	market our products or services; and
•	hire and retain key employees.

We may seek additional funds through public or private equity or debt financing, via strategic transactions, and/or from other sources. There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we may need to reduce, defer or cancel development programs, planned initiatives, or overhead expenditures to the extent necessary.  The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Additional capital may be costly or difficult to obtain.

Additional capital, whether through the offering of equity or debt securities, may not be available on reasonable terms or at all, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We rely, in part, on third-party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.

Sales of our products to some of our customers are accomplished through the efforts of independent, third-party sales representatives. We are unable to predict the extent to which these third-party sales representatives will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives also market and sell competing products and may more aggressively pursue sales of our competitors’ products. Our third-party sales representatives may terminate their agreements with us at any time on short notice. Our future performance may also depend, in part, on our ability to attract and retain additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current third-party sales representatives or recruit additional or replacement third-party sales representatives, our net sales, our results of operation will be negatively impacted.

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

Outside demands on our sole officer’s time may prevent her from devoting sufficient time to our operations. In addition, the demands on her time will increase because of our status as a public company.  Ms. Fischer has very limited experience managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any formal executive compensation agreements. We cannot guarantee that our management will remain with us.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ‘34 will be substantial and may result in us having insufficient funds to operate our business.

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

Our operations are dependent on third party contractors.

We use the services of independent contractors to support our operations.  Our ability to conduct operations and generate revenues is dependent on the availability and performance of those third party contractors.  We cannot guarantee that we will be successful in either retaining the services of our current third party contractors or attracting alternative contractors in the event that our current contractors discontinue providing services to us. Any failure to retain the services of our current contractors or locate alternative contractors will negatively affect our ability to generate significant revenues and continue and expand our operations.

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

Our sole officer controls our operations and matters requiring shareholder approval.

Our sole officer owns approximately 89.6% of our outstanding shares of common stock. As a result, Ms. Fischer will have the ability to control or significantly influence all matters requiring approval by our shareholders, including the election and removal of directors. Such control will allow Ms. Fischer to control the future course of the company.

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

There is no public market for shares of our common stock. We cannot guarantee that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.  Factors such as announcements of new services by us or our competitors and quarter-to-quarter variations in our results of operations, as well as market conditions in our sector may have a significant impact on the market price of our shares. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of stock of many companies and that often has been unrelated or disproportionate to the operating performance of those companies.

Shares of our common stock are not traded, and in the future, may continue to be not traded or thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our shares of common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We may require additional cash resources to continue and expand our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities will result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing, if necessary, will be available in amounts or on terms acceptable to us, if at all.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities. Our executive, administrative and operating offices are located at 500 Newport Center Drive, Suite 800, Newport Beach, CA 92660.  The offices are shared office space in which Linda Fischer, our officer, director and principal stockholder, provides approximately 200 square feet of leased office space to us at no charge.  We treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $500 per month to operations, with a recorded rent expense of $6,000 for each of the years ended September 30, 2012 and 2011. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not have a written lease or sublease agreement with Ms. Fischer.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.   Our common stock is quoted on the OTC Bulletin Board and OTCQB under the symbol “SVTY”.   This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of January 7, 2013, there has been no active trading market and no trades of shares of our common stock have occurred.

Holders.   The approximate number of stockholders of record at January 7, 2013 was twelve.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans. As of September 30, 2012, we had no compensation plans under which our equity securities were authorized for issuance.

Recent sales of unregistered securities. No sales of unregistered securities by us occurred during the year ended September 30, 2012.

Purchases of Equity Securities. None.

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

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
●	a toll-free telephone number for inquiries on disciplinary actions;
●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K for the year ended September 30, 2012.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended September 30, 2012, together with notes thereto as included in this Annual Report on Form 10-K.

For the year ended September 30, 2012, as compared to the year ended September 30, 2011.

Results of Operations.

Revenues. We generated revenues of $1,610,344 for the year ended September 30, 2012 from the sale of our computer memory modules, as compared to revenues of $116,732 for the year ended September 30, 2011. The increase in revenues between the comparable periods is primarily due to additional sales of our computer memory products to our two (2) largest customers, sales to new customers and an increase in our product offerings. We hope to generate more significant revenues as we continue to grow our operations and increase our product offerings.

Cost of Revenues. Our cost of revenues for the year ended September 30, 2012 was $1,318,520, as compared to cost of revenues of $72,714 for the year ended September 30, 2011.

Gross Profit. Our gross profit for the year ended September 30, 2012 was $291,824, as compared to a gross profit of $44,018 for the year ended September 30, 2011.

Operating Expenses. For the year ended September 30, 2012, our total operating expenses were $266,761, as compared to operating expenses of $88,243 for the year ended September 30, 2011. Our operating expenses for the year ended September 30, 2012 were comprised of officer compensation of $24,000 and general and administrative expenses of $242,761. In comparison, our operating expenses for the year ended September 30, 2011 were comprised of officer compensation of $18,000 and general and administrative expenses of $70,243. The increase in operating expenses between the comparable periods is primarily related to sales commissions that were paid by us during the year ended September 30, 2012.

Other Expense.   Interest expense increased $14,451 from $3,109 for the year ended September 30, 2011 to $17,560 for the year ended September 30, 2012.  The increase in interest expense was due to an increase in funds borrowed to finance purchase orders during the year ended September 30, 2012.

Net Income (Loss).   For the year ended September 30, 2012, our net income was $7,503, which consisted solely of income from continuing operations.  In comparison, for the year ended September 30, 2011, our net loss was $107,829, which consisted of loss from continuing operations of $47,334 and a loss from discontinued operations of $60,495.  The shift from net loss to net income between the comparable periods is primarily due to an increase in sales orders we received from our two (2) largest customers, an increase in the number of our customers and an increase in our product offerings.

Liquidity and Capital Resources. As of September 30, 2012, we have cash of $91,388 and accounts receivable of $141,672, which comprises our current assets.  Our current assets and property and equipment worth $1,231 represent our total assets of $234,291 as of September 30, 2012.

As of September 30, 2012, we had total current liabilities of $239,218, which were represented by accounts payable and accrued expenses of $181,535 and loans from stockholder of $57,683. The accounts payable and accrued expenses are comprised primarily of accounts payable to suppliers and legal fees payable.  At September 30, 2012, Ms. Fischer agreed to write off accrued compensation of $116,000 as additional paid-in capital. The loans from stockholder are loans payable to Linda Fischer, our officer, director and principal stockholder.  Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum.  During the year ended September 30, 2012, we borrowed approximately $364,327 from Ms. Fischer and we repaid approximately $334,424 of those loans during the year ended September 30, 2012. The loan funds were used for working capital purposes and to finance purchase orders that we received from our customers.

On May 9, 2012, we executed a senior secured promissory note in the amount of $290,000 and a security agreement with Linda Fischer, our officer, director, and principal stockholder. The note was payable on July 16, 2012 and bears interest of 10% per annum. The note was secured by the security agreement between the company and Ms. Fischer. The loan funds were used to finance a large purchase order that we received from a customer. The note was repaid in full on July 19, 2012.

On May 29, 2012, we executed a second senior secured promissory note in the amount of $169,000 with Ms. Fischer. The note is also payable on July 16, 2012 and bears interest of 10% per annum. The note is secured by the security agreement dated May 9, 2012 between the company and Ms. Fischer. The loan funds were used to finance a large purchase order that we received from a customer. The note was repaid in full on July 19, 2012.

We had no other long term liabilities, commitments or contingencies as of September 30, 2012.

During 2013, we expect to incur significant legal and accounting costs as a result of being a public company. We also expect to generate significant revenues from the sale of our computer memory modules in the next twelve months. Those anticipated increases in sales will require additional funds to pay for the costs of the goods sold and finance purchase orders we receive. Our legal and accounting costs and the costs of goods sold will be higher as our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and increases in costs of goods sold and the amount of funds needed to finance purchase orders we receive, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash of $91,388 as of September 30, 2012. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  Linda Fischer, our officer and director, has provided loans to us to finance purchase orders that we receive from our customers and we expect Ms. Fischer will continue to do so, although she is not obligated to provide those loans.  We also believe that we can finance purchase orders that we receive from our customers with other parties as well, although we cannot guarantee that we can finance those purchase orders on favorable terms.

In addition to generating revenues from our current operations, we may need to raise additional capital to expand our operations to the point at which we are able to operate profitably. We intend to work toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Sur Ventures, Inc.
(A Development Stage Company)
Newport Beach, California

We have audited the accompanying balance sheet of Sur Ventures, Inc. (a development stage company) as of September 30, 2012, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended, and for the period from December 4, 2007 (inception) to September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended September 30, 2011 were audited by other auditors whose report dated December 29, 2011 expressed an unqualified opinion on those financial statements with an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note 2 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sur Ventures, Inc. (a development stage company) as of September 30, 2012, and the results of their operations and their cash flows for the year then ended, and for the period from December 4, 2007 (inception) to September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 2, the Company has incurred significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
December 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sur Ventures, Inc.

We have audited the accompanying balance sheet of Sur Ventures, Inc. (a development stage company) as of September 30, 2011, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2011 financial statements referred to above present fairly, in all material respects, the financial position of Sur Ventures, Inc. (a development stage company) as of September 30, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Q Accountancy Corporation

/s/ Q Accountancy Corporation
Laguna Hills, California
December 29, 2011

SUR VENTURES, INC.
BALANCE SHEETS

	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011
ASSETS

CURRENT ASSETS
Cash	$91,388	$17,998
Accounts receivable	141,672	6,328
Total current assets	233,060	24,326

Property and equipment, net of $2,463 and $1,724 accumulated depreciation, respectively	1,231	1,970
TOTAL ASSETS	$234,291	$26,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$181,535	$132,946
Loans from stockholder	57,683	27,780
Total current liabilities	239,218	160,726

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $.001 par value; 50,000,000 shares authorized; 3,894,833 shares issued and outstanding as of September 30, 2012 and 2011, respectively	3,895	3,895
Preferred stock; $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2012 and 2011, respectively	-	-
Additional paid-in capital	187,080	65,080
Deficit accumulated during the development stage	(195,902)	(203,405)

Total stockholders' equity (deficit)	(4,927)	(134,430)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$234,291	$26,296

 The accompanying notes are an integral part of these financial statements.

SUR VENTURES, INC.
STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED SEPTEMBER 30, 2012	FOR THE YEAR ENDED SEPTEMBER 30, 2011	FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2007 THROUGH SEPTEMBER 30, 2012)

REVENUES	$1,610,344	$116,732	$1,787,236

COST OF REVENUES	1,318,520	72,714	1,435,394

GROSS PROFIT	291,824	44,018	351,842

OPERATING EXPENSES
Officer compensation	24,000	18,000	54,000
General and administrative	242,761	70,243	381,459
TOTAL OPERATING EXPENSES	266,761	88,243	435,459

NET NCOME (LOSS) BEFORE OTHER EXPENSE	25,063	(44,225)	(83,617)

OTHER INCOME (EXPENSE)
Interest expense	(17,560)	(3,109)	(26,473)
TOTAL OTHER INCOME (EXPENSE)	(17,560)	(3,109)	(26,473)

INCOME (LOSS) FROM CONTINUING OPERATION	7,503	(47,334)	(110,090)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(60,495)	(85,812)

INCOME (LOSS) BEFORE INCOME TAXES	7,503	(107,829)	(195,902)

INCOME TAX (BENEFIT) EXPENSE	-	-	-

NET INCOME (LOSS)	$7,503	$(107,829)	$(195,902)

Net Income (Loss) Per Common Share Basic and Diluted:
Continuing Operations	$0.00	$(0.01)
Discontinued Operations	$0.00	$(0.02)
Total	$0.00	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,894,833	3,796,386

The accompanying notes are an integral part of these financial statements.

SUR VENTURES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2007) THROUGH SEPTEMBER 30, 2012

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity/(Deficit)

Balance - December 4, 2007	-	$-	$-	$-	$-

Issuance of common stock for services, December 5, 2007	1,000,000	1,000	-	-	1,000

Issuance of common stock for cash, January 15, 2008	2,500,000	2,500	2,500	-	5,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	4,500	-	4,500

Net loss	-	-	-	(28,553)	(28,553)

Balance - September 30, 2008	3,500,000	3,500	7,000	(28,553)	(18,053)

Issuance of common stock for cash, June 5, 2009	31,500	32	1,543	-	1,575

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(50,847)	(50,847)

Balance - September 30, 2009	3,531,500	3,532	14,543	(79,400)	(61,325)

Issuance of common stock for cash, April 1, 2010	235,000	235	23,265	-	23,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(16,176)	(16,176)

Balance - September 30, 2010	3,766,500	$3,767	$43,808	$(95,576)	$(48,001)

Issuance of common stock for cash, April 6, 2011	128,333	128	15,272	-	15,400

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Net loss	-	-	-	(107,829)	(107,829)

Balance - September 30, 2011	3,894,833	$3,895	$65,080	$(203,405)	$(134,430)

Additional paid-in capital in exchange for facilities provided by related party	-	-	6,000	-	6,000

Forgiveness of accrued officer compensation	-	-	116,000	-	116,000

Net income	-	-	-	7,503	7,503

Balance - September 30, 2012	3,894,833	$3,895	$187,080	$(195,902)	$(4,927)

The accompanying notes are an integral part of these financial statements.

SUR VENTURES, INC.
STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED SEPTEMBER 30, 2012	FOR THE YEAR ENDED SEPTEMBER 30, 2011	FOR THE PERIOD FROM FROM INCEPTION (DECEMBER 4, 2007) THROUGH SEPTEMBER 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,503	$(107,829)	$(195,902)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided by related party	6,000	6,000	28,500
Forgiveness of accrued compensation due to officer	116,000	-	116,000
Common stock issued for services	-	-	1,000
Depreciation	739	739	2,463

Change in assets and liabilities
(Increase) Decrease in accounts receivable	(135,344)	53,832	(141,672)
Increase in accounts payable and accrued expenses	48,589	59,142	181,535
Net cash provided by (used in) operating activities	43,487	11,884	(8,076)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(3,694)
Net cash (used in) investing activities	-	-	(3,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from shareholder	364,327	68,177	224,547
Payments on stockholder loans	(334,424)	(136,780)	(166,864)
Proceeds from issuance of common stock	-	15,400	45,475
Net cash provided by financing activities	29,903	(53,203)	103,158

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73,390	(41,319)	91,388

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,998	59,317	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$91,388	$17,998	$91,388

The accompanying notes are an integral part of these financial statements.

SUR VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

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

Development Stage Company

The Company is considered to be in the development stage as defined by ASC 915. The Company has devoted substantially all of its efforts to generate revenues from the Company’s sale of computer products.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation Period
Computers	5 Years

SUR VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair value.  As of September 30, 2012, the Company does not believe there is any impairment of its long-lived assets.

Revenue Recognition

The Company will record revenue from sales in accordance with ASC 605. The criteria for recognition are as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectability is reasonably assured.

Determination of criteria (3) and (4) will be based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

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

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, Earnings Per Share, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2012, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

SUR VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have a material impact on its financial statements

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of ($195,902) from inception (December 4, 2007) through September 30, 2012. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained. In September 2011, management discontinued the Company's event planning business to further focus on its computer memory sales. Management anticipates that this will assist the Company in achieving profitable operations in the future, but cannot be reasonably assured if, and when, profitability will occur.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet. The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

4.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2012 and 2011:

	2012	2011
Computer equipment	$3,694	$3,694
Less: accumulated depreciation	(2,463)	(1,724)
Property and equipment, net	$1,231	$1,970

The Company recorded depreciation expense of $739 for the year ended September 30, 2012 and 2011, respectively.

5.   LOANS FROM STOCKHOLDER

The Company has outstanding notes payable with a stockholder in the aggregate amount of $57,683 and $27,780 as of September 30, 2012 and 2011, respectively. Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum. The loan funds are to be used for working capital purposes.

6.   NOTE PAYABLE – RELATED PARTY PAYABLE

During the year ended September 30, 2012, the Company issued two notes payable to a related party for $459,000. The notes are payable on July 16, 2012 and accrue interest at 10%. The notes were fully repaid during the year ended September 30, 2012.

SUR VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

7.   COMMON STOCK

The Company was established with two classes of stock, common stock – 50,000,000 shares authorized at a par value of $0.001 per share and preferred stock- 5,000,000 shares authorized at a par value of $0.001 per share.

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

As of September 30, 2012 and 2011, the Company had federal net operating loss carryforwards of approximately ($195,000) and ($204,000), respectively, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

SUR VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

8.   PROVISION FOR INCOME TAXES (Continued)

A summary of the Company’s deferred tax assets as of September 30, 2012 and 2011 are as follows:

	2012	2011
Federal net operating loss (at 34% and 34%, respectively)	$66,607	$69,158
State net operating loss (at 8.4% and 8.4%, respectively)	16,456	17,086
Less: valuation allowance	(83,063)	(86,244)

Net deferred tax assets	$-	$-

The valuation allowance decreased by $3,181 and increased by $45,299 for the years ended September 30, 2012 and 2011, respectively.  A portion of the valuation was applied against taxable income for the year ended September 30, 2012.

9.   RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2007) through September 30, 2012, the Company utilized office space of an officer and stockholder at no charge. The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $500 per month to operations. For the years ended September 30, 2012 and 2011, the Company recorded rent expense of $6,000 and $6,000, respectively.

Effective December 15, 2007, the Company agreed to compensate its President $2,000 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available. At September 30, 2012, the Company’s President agreed to forgive accrued compensation in the amount of $116,000.  Due to the transaction being a related party transaction, the Company recorded the transaction as additional paid-in capital.

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

11.   CONCENTRATION OF CREDIT

For the year ended September 30, 2012, the Company has two (2) Customers that accounted for approximately 66% of its sales. In addition, at September 30, 2012, these two customers represented approximately 67% of the Company’s outstanding receivables.

12.   SUBSEQUENT EVENTS

Subsequent to the year end, the Company formed Sur Technologies Corp., a wholly owned subsidiary. The Company made an initial investment of $25,000 to Sur Technologies Corp. on October 3, 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K except as follows:

On December 4, 2012, we dismissed Q Accountancy Corporation (“QAC”) as our principal accountant effective on such date.  QAC was our independent registered public accounting firm from March 30, 2010, the date of appointment, until December 4, 2012, the date of dismissal. We engaged Tarvaran, Askelson & Company, LLP (“TAC”) as our new principal accountant effective as of December 4, 2012. The decision to change accountants was recommended and approved by our Board of Directors.

The reports of QAC on our financial statements for the fiscal years ended September 30, 2010 and 2011 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern.

During the period from March 30, 2010, the date of appointment of QAC, through December 4, 2012, the date of dismissal of QAC, there were no disagreements with QAC on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of QAC, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We engaged TAC as our new independent accountant as of December 4, 2012.  During fiscal years 2010, 2011 and 2012 and the subsequent interim period through December 4, 2012, neither we nor anyone on our behalf engaged TAC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

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

Management’s annual report on internal control over financial reporting.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of September 30, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

•
deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

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

Item 9B. Other Information.

None.
 PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Linda Fischer	37	Chief Executive Officer, President, Chief Financial Officer, Secretary, and a director
Nicole Budovec	34	Director

Biographical resumes of each officer and director are set forth below.

Linda Fischer. Ms. Fischer has been our Chief Executive Officer, President, Chief Financial Officer, Secretary and a director since May 2008. From 2008 to 2010, Ms. Fischer has been responsible for our day to day operations and the development of our business. In addition, Ms. Fischer has worked as a real estate sales agent since 2002 and  possesses a real estate salesperson license from the California Department of Real Estate.  Ms. Fischer earned her Associates of Arts degree from Santa Monica Community College in 1998.   Ms. Fischer is not a director of any other reporting company.

Nicole Budovec. Ms. Budovec has been one of our directors since December 2010.  For the past five years, Ms. Budovec has been worked as a strategic consultant and recruiter with significant experience in the Internet and social media industry. From October 2012 to the present, Ms. Budovec is the recruiting manager at GoPro. From June 2010 to October 2012, Ms. Budovec has served as the lead recruiter for Corporate Communications at Facebook. Prior to joining Facebook, Ms. Budovec served as a sales and marketing recruiter for Google for the first half of 2010, and as a marketing recruiter at Yahoo for the latter half of 2009. During 2008, Ms. Budovec served as a sales recruiter for Fox Interactive Media, where she led sales recruiting efforts for its web properties including: MySpace.com, MySpaceMusic.com, AmericanIdol.com, FoxSports.com, IGN.com, and Photobucket.com.  During 2006 and 2007, Ms. Budovec served as a recruiter at Farmers Insurance, Allstate Insurance and Pfizer Pharmaceuticals.  Ms. Budovec earned her Bachelor of Arts degree in Communications from University of Illinois at Chicago in 2002.  Ms. Budovec is not a director of any other reporting company.

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

Corporate Governance.

Committees. Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Directors’ composition and our relatively limited operations, the Board of Directors believes it is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

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

Director Independence.  We believe that Nicole Budovec is an independent member of our Board of Directors using the definition of independence under the rules of the SEC.

Item 11. Executive Compensation.

Summary Compensation Table.   The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended September 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Linda Fischer, Chief Executive Officer, President, Chief Financial Officer, and Secretary	2012	$24,000	0	0	0	0	0	0	$24,000
	2011	$18,000	0	0	0	0	0	0	$18,000

Outstanding Equity Awards. As of September 30, 2012, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made during the fiscal year ended September 30, 2012.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended September 30, 2012:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Linda Fischer	0	0	0	0	0	0	0
Nicole Budovec	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 7, 2013, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is c/o Sur Ventures, Inc. 500 Newport Center Drive, Suite 800, Newport Beach, CA 92660.

Title of Class	Name of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percentage of Class (1)
Common Stock	Linda Fischer	3,490,000 Shares Chief Executive Officer, President, Chief Financial Officer, and Secretary and a director	89.600%
Common Stock	Nicole Budovec	5,000 Shares director	0.128%
Common Stock	All Executive Officers and Directors as a Group	3,495,000 Shares	89.740%

(1)	Percentage of beneficial ownership of our common stock is based on 3,894,833 shares of common stock outstanding as of the date of the table.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

Linda Fischer, our officer, director and principal stockholder, provides approximately 200 square feet of shared office space to us at no charge. We treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $500 per month to operations, with a recorded rent expense of $6,000 for each of the years ended September 30, 2012 and 2011.

Effective December 15, 2007, we agreed to compensate our President, Linda Fischer, $2,000 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  At September 30, 2012, Ms. Fischer agreed to write off accrued compensation in the amount of $116,000 as additional paid-in capital.

We have outstanding notes payable with Linda Fischer, our officer, director and principal stockholder, in the amount of $57,683 as of September 30, 2012.  Per the terms of the notes, the loans are due upon demand and accrue interest at the rate of 10% per annum. During the year ended September 30, 2012, we borrowed approximately $364,327 from Ms. Fischer pursuant to those notes and we repaid approximately $334,424 of those loans during the year ended September 30, 2012.

On May 9, 2012, we executed a senior secured promissory note in the amount of $290,000 and a security agreement with Linda Fischer, our officer, director, and principal stockholder. The note was payable on July 16, 2012 and bears interest of 10% per annum. The note was secured by the security agreement between the company and Ms. Fischer. The note was repaid in full on July 19, 2012.

On May 29, 2012, we executed a second senior secured promissory note in the amount of $169,000 with Ms. Fischer. The note is also payable on July 16, 2012 and bears interest of 10% per annum. The note is secured by the security agreement dated May 9, 2012 between the company and Ms. Fischer. The note was repaid in full on July 19, 2012.

We have obtained legal and administrative support services from and share office space with M2 Law Professional Corporation, in which the owner, Michael Muellerleile, is the spouse of Linda Fischer, our officer, director and principal stockholder.  We incurred fees from the law firm of approximately $30,911 for the year ended September 30, 2011 and $53,894 for the year ended September 30, 2012.  As of September 30, 2012, the total amount owed by us to the law firm for services and expenses was $73,702.27.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for the fiscal year ended September 30, 2012 and the year ended September 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $15,000 and $12,500, respectively.

Audit-Related Fees. For the fiscal year ended September 30, 2012 and the year ended September 30, 2011, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal year ended September 30, 2012 and the year ended September 30, 2011, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on December 13, 2010
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 filed on December 13, 2010
10.1	Promissory Note for Linda Fischer, dated June 27, 2008, incorporated by reference to Exhibit 10.1 of our Amendment No. 1 to our Registration Statement on Form S-1/A filed on January 12, 2011
10.2	Promissory Note for Linda Fischer, dated August 18, 2010, incorporated by reference to Exhibit 10.2 of our Amendment No. 1 to our Registration Statement on Form S-1/A filed on January 12, 2011
10.3	Promissory Note for Linda Fischer, dated September 30, 2010, incorporated by reference to Exhibit 10.3 of our Amendment No. 1 to our Registration Statement on Form S-1/A filed on January 12, 2011
10.4	Oral Compensation Agreement with Linda Fischer, incorporated by reference to Exhibit 10.4 of our Amendment No. 2 to our Registration Statement on Form S-1/A filed on February 1, 2011
10.5	Senior Secured Promissory Note dated May 9, 2012, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 11, 2012
10.6	Security Agreement dated May 9, 2012, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 11, 2012
10.7	Senior Secured Promissory Note dated May 29, 2012, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 30, 2012
21	List of Subsidiaries*
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

Sur Ventures, Inc.
a Nevada corporation

January 9, 2013	By:	/s/ Linda Fischer
Linda Fischer
	Its:	Chief Executive Officer, President, Chief Financial Officer, and Secretary and a director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Linda Fischer	January 9, 2013
Linda Fischer
Its:	Chief Executive Officer, President, Chief Financial Officer, and Secretary and a director
(Principal Executive, Financial and Accounting Officer)

By:	/s/ Nicole Budovec	January 9, 2013
Nicole Budovec
Its:	Director